Form 10QSB
period 1996-03-31
NETWORK EVENT THEATER INC
filed 1996-05-17
CIK 1005500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996
                                        --------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                        --------------    ----------

                           Commission file number: 33-80935


                           NETWORK EVENT THEATER, INC.
                           ---------------------------
        (Exact name of Small Business issuer as specified in its charter)



Delaware                                                    13-3864111
- --------                                                    ----------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


149 Fifth Avenue, New York, New York                        10010
- ------------------------------------                        -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code:          (212) 779-2740
                                                            --------------

- -------------------------------------------------------------------------------


(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.

Yes               No  X
      -----         -----

At May 14, 1996 there were 8,654,440 shares of Common Stock, $.01 par value outstanding.

                                      INDEX

                                                                           Page



Part I.           Financial Information

Item 1.           Financial Statements

                  Condensed Balance Sheets                                    2

                  Condensed Statements of Operations                          3

                  Condensed Statements of Cash Flows                          4

                  Notes to Condensed Financial Statements                     5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition or Plan of Operation                    7

Part II.          Signatures                                                  9

         NETWORK EVENT THEATER, INC.
         CONDENSED BALANCE SHEETS

                                                             March 31,    December 31,
                                                                1996         1995 (1)
                                                            -----------    -----------
                                                            (Unaudited)

ASSETS
Current Assets:
  Cash and Cash Equivalents                                 $   244,256    $   790,705
  Investments                                                         0              0
  Receivables                                                       200              0
  Deposits                                                       17,019          9,426
                                                            -----------    -----------
         Total Current Assets                                   261,475        800,131

Property and Equipment, gross                               $ 3,152,612    $ 2,877,315
Less Accumulated Depreciation                                   509,125        346,110
                                                            -----------    -----------
         Property and Equipment, net                        $ 2,643,487    $ 2,531,205

Other Assets:
  Organization Costs, net                                   $    64,498    $    70,361
  Deferred offering costs                                       240,630        207,164
                                                            -----------    -----------
         Total Other Assets                                 $   305,128    $   277,525

                                                            -----------    -----------
                                                            $ 3,210,090    $ 3,608,861
                                                            -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Loans                                                     $   500,000              0
  Accounts Payable and Accrued Expenses                     $   483,015    $   541,762
                                                            -----------    -----------
         Total Liabilities:                                 $   983,015    $   541,762

Stockholder's equity:
  Common stock, $.01 par value, 17,000,000 shares
  authorized, 6,354,440 shares issued
  and outstanding                                           $    63,544    $    63,544

  Additional paid-in capital                                  6,461,466      6,461,466
  Deficit accumulated during the development stage           (4,297,935)    (3,457,911)
                                                            -----------    -----------
         Total stockholders' equity                           2,227,075      3,067,099

                                                            -----------    -----------
                                                            $ 3,210,090    $ 3,608,861
                                                            -----------    -----------


(1) The balance sheet at December 31, 1995 is derived from audited financial statements at that date. See notes to condensed financial statements.

NETWORK EVENT THEATER, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                               Period From
                                                 For the Three Months Ended   Inception to
                                                   March 31,      March 31,     March 31,
                                                      1996           1995         1996
                                                   ---------      ---------    -----------


Revenues                                                $630         $    0        $   670


Expenses:
  Selling, general and administrative expenses      $670,280       $426,705     $3,870,297
  Depreciation and amortization                      170,640         84,027        563,656
                                                   ---------      ---------    -----------
         Total Expenses:                             840,920        510,732      4,433,953

Income (loss) from operations:                      (840,290)      (510,732)    (4,433,283)

Other income (expense):
  Interest income                                        266         31,076        135,348


Net loss                                           ($840,024)     ($479,656)   ($4,297,935)
                                                   ---------      ---------    -----------

Net loss per common share                             ($0.13)         ($.08)         ($.68)

Weighted average common shares outstanding         6,354,440      6,004,440      6,354,440
                                                   ---------      ---------    -----------


See notes to condensed financial statements.

NETWORK EVENT THEATER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                                    Period From
                                                       For the Three Months Ended   Inception to
                                                        March 31,      March 31,     March 31,
                                                           1996           1995          1996
                                                       -----------    -----------    -----------

Cash flows from operating activities
Net loss                                               ($  840,024)   ($  479,656)   ($4,297,935)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                            170,638         84,027        563,654
  Fair value of common stock issued for services                 0         60,000        210,000
  Change in assets and liabilities:
    (Increase) decrease in other assets                     (7,793)             0        (17,219)
    Increase (decrease) in accounts
         payable and accrued expenses                      (66,371)        38,520        475,391
                                                       -----------    -----------    -----------
Net cash used in operating activities                     (743,550)      (297,109)    (3,066,109)

Cash flows from investing activities
  Purchase of property and equipment                      (275,297)       (60,063)    (3,152,612)
  Organization costs                                         5,863          5,863       (111,404)
  Purchase of investments                                        0              0       (987,100)
  Proceeds from sale or gain in value of investments             0          1,256        987,100
                                                       -----------    -----------    -----------
Net cash used in investing activities                     (269,434)       (52,943)    (3,264,016)

Cash flows from financing activities
  Loan(s)                                              $   500,000              0    $   500,000
  Deferred offering costs                                  (33,466)             0       (240,630)
  Capital contributions, net of expenses                         0      1,865,000      6,315,010
                                                       -----------    -----------    -----------
Net cash provided by financing activities                  466,534      1,865,000      6,574,380

Net increase (decrease) in cash
         and cash equivalents                             (546,450)     1,514,948        244,255

Cash and cash equivalents at beginning of period           790,705      1,909,412           --

Cash and cash equivalents at end of period             $   244,255    $ 3,423,104        244,255


See notes to condensed financial statements.

NETWORK EVENT THEATER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996

NOTE A- ORGANIZATION AND BASIS OF PRESENTATION

Network Event Theater, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 14, 1995 to become the successor to the business of Universal Access Network, L.P. (the "Partnership"), a Delaware limited partnership organized in August 1993. The partners of the Partnership exchanged their partnership interests for 6,354,440 shares of common stock of the Company in April 1996. As of March 31, 1996, the Company had not commenced operations and had no assets or liabilities. The accompanying financial statements of the Company retroactively reflect the reorganization described above with respect to the equity capitalization of the Company. References to the Company and the accompanying financial statements include the activities of its predecessor, the Partnership.

The Company was organized to develop, own and operate Network Event Theater, a satellite entertainment network for college campuses. Network Event Theater is designed to deliver entertainment programming events via satellite to a nationwide network of electronically-linked campus theaters for display through high resolution projectors on large screens. The Company intends to offer a variety of programming events through its network, consisting primarily of music concerts, motion pictures, sports, special pay-per-view events and educational seminars, targeting college student audiences.

The Company is currently in the development stage. As such, operations have focused on financial planning, raising capital, developing markets, signing schools to contracts, installing projection and satellite equipment, and commencing principal operations. At December 31, 1994 and March 31, 1996, the Company had contracts with 3 and 30 schools, respectively. Each contract sets forth, among other items, 1) the terms of the contract, 2) the Company's obligations with regard to the installation and maintenance of equipment at a specific campus venue, 3) the Company's obligation to broadcast events at the venue, 4) the school's obligation to provide the Company exclusive broadcast rights at the venue, 5) the school's obligation to set aside a certain number of dates for the Company's exclusive use of the campus venue, and 6) the school's overall obligation to provide marketing, promotional and technical assistance in support of the Company's programs. The Company has not generated any operating revenues other than limited revenues from preliminary test marketing activities. The Company has incurred and will continue to incur substantial expenses in connection with the purchase and installation of its satellite transmission and projection equipment and the expansion of the network, accounting for significant losses.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be attained for an entire year. For more information, refer to the financial statements and footnotes on the form SB-2 as filed and amended as of April 2, 1996.

NOTE B- SUBSEQUENT EVENT

In April 1996, an initial public offering of 2,300,000 shares of the Company's common stock increased the Company's equity by $10,205,100 (net of the Underwriter's fees). The Company's common stock and warrants are traded on the NASDAQ Small Cap Market under the symbols "NETS" and "NETSW", respectively. The proceeds from the offering were partially used to reduce accounts payable and repay the $500,000 bridge loan (plus accrued interest) which was borrowed by the Company in March 1996. Additional uses of proceeds are for the network expansion, marketing and promotion, program acquisition, equipment, working capital and general corporate purposes. The Company's stockholder equity at March 31, 1996 when adjusted to include the effects of the initial public offering is as follows:

             Common Stock                   $     86,544
             Additional paid in capital      $16,248,566
             Accumulated Deficit           ($  4,297,935)
             Total Stockholders Equity      $ 12,037,175

NOTE C- EARNINGS PER COMMON SHARE

Earnings per common share are computed on the basis of weighted number of shares outstanding. No effect has been given to outstanding warrants and options since they are not considered common stock equivalents because their assumed exercise would be antidilutive.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

PLAN OF OPERATION

The Company was organized in December 1995 as the successor to the business of the Partnership and is in the development stage. Since its inception, the Company has been engaged principally in organizational activities, including developing a business plan, entering into contracts with schools, hiring personnel, acquiring and installing equipment, engaging in market testing activities and undertaking preliminary activities for the commencement of operations.

The Company has not generated any operating revenues, other than limited revenues from preliminary market testing activities, and will not generate any meaningful revenues until after the Company successfully completes market testing and the installation of its network in a significant number of campus theaters, which the Company does not anticipate will occur until the second half of 1996. The Company believes that generation of any meaningful revenues is dependent upon, among other things, the Company's ability to install its network in an additional 25 campus theaters. For the period August 23, 1993 (inception) to March 31, 1996, the Company incurred a cumulative net loss of approximately $4,297,935. The Company has continued to incur significant losses and anticipates that it will continue to incur significant losses until, at the earliest, the Company's network generates sufficient revenues to offset the substantial up-front capital expenditures and operating costs associated with network expansion. To date, a significant portion of the Company's expenses have consisted of selling, general and administrative expenses, including salaries and fees payable to employees and consultants, rent, professional fees and costs associated with marketing the Company's network to school administrators and coordinating event promotion with student organizations. There can be no assurance that the Company will attract and retain a sufficient number of schools and obtain the programming necessary to generate meaningful revenues or achieve profitable operations.

Business Development

The Company's proposed plan of operation and prospects will be largely dependent upon the Company's ability to enter into agreements with a significant number of colleges and universities; establish and maintain satisfactory relationships with college administrators and student organizations; successfully obtain and install satellite transmission, projection and audio equipment on a timely and cost effective basis; and successfully expand its network to attract programmers willing to provide currently popular programming suitable for college student audiences on commercially reasonable terms. The Company currently has five employees engaged in marketing the Company's network to colleges and universities. The Company anticipates that it will use a portion of the funds raised through the public offering to hire additional employees to market the Company's network. The Company is focusing its initial marketing efforts on enlisting the 100 largest colleges and universities. These 100 institutions have a combined enrollment of approximately 2.8 million students. According to the 1995 Digest of Education Statistics prepared by the United States Department of Education, there are approximately 3600 colleges and universities in the United States with a combined enrollment of approximately 14 million students, a large target market representing significant personal spending power.

The Company will seek to install its equipment in 25 to 40 additional campus theaters during the following twelve months. The number of installations will be dependent upon the number of school contracts the Company is able to enter into. The Company anticipates that the average cost to acquire and install equipment in each campus theater will be approximately $100,000. In order to reduce the Company's up-front capital requirements associated with the expansion of its network, the Company may seek to lease rather than purchase a portion of its network equipment. There can be no assurance that the Company will be able to obtain such equipment leasing under satisfactory terms and conditions.

During the next twelve months, the Company will seek to acquire rights to special events and to develop relationships with program providers, such as motion picture and record companies, pay-per-view operators and broadcast networks. In connection with program acquisition, the Company anticipates that it will enter into revenue sharing arrangements or license agreements pursuant to which the Company would pay a license fee or royalty for programming with strong appeal to college audiences..

Liquidity and Capital Resources

The Company's primary capital requirements have been to fund the purchase and installation of network equipment on college campuses. The Company prior to April 1996 financed its capital requirements through private placements of $6,500,000.

In March 1996, the Company borrowed $500,000 under a promissory note which accrued interest at an annual rate of 8%, and was due on the earlier of March 1997 or the closing of the Company's initial public offering of common stock. The initial public offering was completed in April 1996 which increased the Company's equity; $10,205,100 was raised, not including administrative expenses associated with the offering. The $500,000 loan was repaid upon the Company's receipt of the offering's proceeds.

The capital requirements relating to implementation of the Company's business plan will be significant. Based on the Company's current proposed plans and assumptions relating to the business plan and network, the Company anticipates that the proceeds of the April 1996 initial public offering will be sufficient to enable the Company to install its equipment in 25 - 40 additional campus theaters (at an estimated cost of $100,000 per theater) and to otherwise satisfy its contemplated cash requirements for the following 12 months.

The Company's strategy is to continue to expand the network and finance future growth. A substantial portion of the proceeds from the initial public offering will be used for these purposes, as detailed in the Company's Prospectus dated April 2, 1996. In addition, any implementation of the Company's business plan beyond the next twelve months or the origination of Company produced events will require capital resources substantially greater than the proceeds from the initial public offering. The availability of additional capital sources is dependent upon prevailing market conditions, interest rates and the financial condition of the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




May 14, 1996

                                            By:/s/ Harlan D. Peltz
                                               -------------------
                                            Harlan D. Peltz
                                            Chairman of the Board and
                                            Chief Executive Officer


                                            By:/s/ Lawrence Kieves
                                               -------------------
                                            Lawrence Kieves
                                            President and
                                            Chief Accounting Officer