Form 10QSB
period 1996-09-30
NETWORK EVENT THEATER INC
filed 1996-11-14
CIK 1005500

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

/x/  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended September 30, 1996

/ /  Transition report under Section 13 or 15(d) of the Exchange
     Act

For the transition period from __________ to __________

                              33-80935
Commission file number __________________________________________

                    NETWORK EVENT THEATER, INC.
_________________________________________________________________
(Exact Name of Small Business Issuer as Specified in Its Charter)

     Delaware                                13-3864111
_______________________________    ______________________________
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)           Identification No.)

           149 Fifth Avenue, New York, New York  10010
_________________________________________________________________
             (Address of Principal Executive Offices)

                          (212) 779-2740
_________________________________________________________________
         (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      X
Yes _____  No _____

     At November 14, 1996 there were 8,654,440 shares of the Issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):
      X
Yes _____  No _____



                             PART I

                      FINANCIAL INFORMATION


Item 1.   Financial Statements.


                   Network Event Theater, Inc.
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                          (Unaudited)


                                   September 30,       June 30,
                                       1996              1996
                                  _______________________________

Assets

Current assets:
     Cash and cash equivalents     $ 1,570,465       $   266,806
     Accounts receivable, net          662,116               236
     Prepaid expenses                  270,309                 -
     Investments                     4,943,000         7,882,570
     Deposits                           17,019            26,169
                                  _______________________________
Total current assets                 7,462,909         8,175,781
                                  _______________________________

Property and equipment, at cost,
     less accumulated depreciation
     of $726,518 at September 30,
     1996 and $654,724 at June 30,
     1996                            3,282,503         3,081,620

Intangible assets, at cost, less
     accumulated amortization of
     $82,805 at September 30, 1996
     and $58,633 at June 30, 1996    5,290,593            58,634
                                  _______________________________

Total assets                       $16,036,005       $11,316,035
                                  ===============================


See notes to consolidated financial statements







                   Network Event Theater, Inc.
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                          (Unaudited)

                                   September 30,       June 30,
                                       1996              1996
                                  _______________________________

Liabilities and stockholders' equity

Current liabilities:
 Accounts payable and
   accrued expenses                $ 1,281,597       $   462,634
                                  _______________________________
Total current liabilities            1,281,597           462,634

Non-current liabilities:
  Long-term debt                     4,250,000                 -
                                  _______________________________
Total liabilities                    5,531,597           462,634

Stockholders' equity:
     Preferred stock, $.01 par
     value, 1,000,000 shares
     authorized, no shares
     issued and outstanding                  -                 -

     Common stock, $.01 par
     value, 17,000,000 shares
     authorized, 8,654,440
     shares issued and out-
     standing at September 30,
     1996 and June 30, 1996             86,544            86,544

     Additional paid-in capital     16,177,302        16,177,302

     Deficit accumulated during
     the development stage          (5,703,633)       (5,380,355)

     Unrealized depreciation on
     marketable equity securities      (55,805)          (30,090)

                                  _______________________________
Total stockholders' equity          10,504,408        10,853,401
                                  _______________________________
Total liabilities and stock-
  holders' equity                  $16,036,005       $11,316,035
                                  ===============================

See notes to consolidated financial statements



                   Network Event Theater, Inc.
                  (A Development Stage Company)
                     Statements of Operations
                          (Unaudited)


                                                    Period from
                              Three months ended   Inception to
                                 September 30      September 30,
                              1996          1995       1996
                         ________________________________________

Revenues                  $ 1,027,587   $      110   $ 1,031,628
Expenses:
     Selling, general
     and administrative
     expenses               1,261,758      416,675     6,200,016

     Depreciation and
     amortization              97,378      149,057       810,735
                         ________________________________________

Total expenses              1,359,136      565,732     7,010,751
                         ________________________________________

Loss from operations         (331,549)    (565,622)   (5,979,123)

Interest and other
income, net                    34,396       38,601       301,615

Loss before provision
for income taxes             (297,153)    (527,021)   (5,677,508)

Provision for income
taxes                          26,125            -        26,125
                         ________________________________________

Net loss                  $  (323,278)  $ (527,021)  $(5,703,633)
                         ========================================

Net loss per common
share                     $      (.04)  $     (.06)  $      (.66)
                         ========================================

Weighted average common
shares outstanding          8,654,440    8,654,440     8,654,440
                         ========================================


See notes to consolidated financial statements.




                   Network Event Theater, Inc.
                  (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)


                                                    Period from
                              Three months ended   Inception to
                                 September 30      September 30,
                              1996          1995       1996
                         ________________________________________

Cash flows from
operating activities:

Net loss                 $  (323,278)  $  (527,021) $ (5,703,633)
     Adjustments to
     reconcile net loss
     to net cash used
     in operating
     activities:

     Depreciation and
     amortization             97,378       149,057       810,735

     Fair value of
     common stock
     issued for services        -             -          210,000

Changes in assets and
liabilities:
     Decrease (increase)
     in deposits               9,150          -          (17,019)

     Decrease in accounts
     receivable                  236                        -

     (Decrease) increase in
     accounts payable and
     accrued expenses       (324,553)      370,389       138,081
                         ________________________________________

Total adjustments           (217,789)      519,446     1,141,797
                         ________________________________________
Net cash used in
operating activities        (541,067)       (7,575)   (4,561,836)

Cash flows from
investing activities:

Purchase of property
and equipment               (274,089)   (1,200,627)   (4,010,433)


Expenditures for
organization costs              -             -         (117,267)

Expenditures for
acquisition of business   (5,045,040)         -       (5,045,040)

Sale (purchase) of
investments                2,939,570          -       (5,930,100)

Proceeds from sale or
gain (loss) in value of
investments                  (25,715)         -          931,295
                         ________________________________________

Net cash used in by
investing activities      (2,405,274)   (1,200,627)  (14,171,545)

Cash flows from
financing activities:

Net proceeds from
sale of common stock            -             -       15,823,846

Proceeds from issuance
of long-term debt          4,250,000          -        4,250,000

Proceeds from sale of
warrants                        -             -          230,000
                         ________________________________________

Net cash provided by
financing activities       4,250,000          -       20,303,846
                         ________________________________________

Net increase (decrease)
in cash and cash
equivalents                1,303,659    (1,208,202)    1,570,465

Cash and cash
equivalents at
beginning of period          266,806     3,114,769          -
                         ________________________________________

Cash and cash
equivalents at end
of period                $ 1,570,465   $ 1,906,567   $ 1,570,465
                         ========================================







                   Network Event Theater, Inc.
                  (A Development Stage Company)
          Statments of Changes in Stockholders' Equity
          Period from inception to September 30, 1996
                          (Unaudited)

                                             Common Stock

                                        Shares         Amount

Inception - August 1993
($.02 per share)                      2,755,743        $  27,557
Net loss                                  -                 -
Balance at December 31, 1993          2,755,743           27,557
Issuance of common stock -
January 1994 ($2.43 per share)          576,589            5,766
Fair value of stock issued for
consulting services - October
1994 ($2.65 per share)
                                         56,713              567
Issuance of common stock -
December 1994 ($1.49 per share)       1,343,509           13,435
Net loss                                  -                  -
Balance at December 31, 1994          4,732,554           47,325

Issuance of common stock -
January 1995 ($1.49 per share)        1,252,823           12,528
Fair value of stock issued as
severance - February 1995
($3.15 per share)
                                         19,063              191
Issuance of common stock -
December 1995 ($2.86 per share)         350,000            3,500
Net loss                                   -                 -
Balance at December 31, 1995          6,354,440           63,544

Issuance of common Stock upon the Initial
Public Offering - April 1996
($5.50 per share)
                                      2,300,000           23,000
Issuance of warrants upon the Initial
Public Offering - April 1996
($.10 per share)
                                          -                  -
Unrealized depreciation on
marketable equity securities              -                  -
Net loss                                  -                  -
Balance at June 30, 1996              8,654,440           86,544
Net loss                                  -                  -
Unrealized depreciation on
marketable equity securities              -                  -
Balance at September 30, 1996         8,654,440        $  86,544


                                                       (Deficit)
                                                     Accumulated
                                    Additional        During the
                                     Paid-in         Development
                                     Capital             Stage

Inception - August 1993
($.02 per share)                   $     22,453        $    -
Net loss                                  -              (50,000)
Balance at December 31, 1993             22,453          (50,000)
Issuance of common stock -
January 1994 ($2.43 per share)        1,394,234             -
Fair value of stock issued for
consulting services - October
1994 ($2.65 per share)
                                        149,433             -
Issuance of common stock -
December 1994 ($1.49 per share)       1,986,565             -
Net loss                                  -           (1,270,789)
Balance at December 31, 1994          3,552,685       (1,320,789)

Issuance of common stock -
January 1995 ($1.49 per share)        1,852,472             -
Fair value of stock issued as
severance - February 1995
($3.15 per share)
                                         59,809             -
Issuance of common stock -
December 1995 ($2.86 per share)         996,500             -
Net loss                                   -          (2,137,122)
Balance at December 31, 1995          6,461,466       (3,457,911)

Issuance of common Stock upon the Initial
Public Offering - April 1996
($5.50 per share)
                                      9,485,836             -
Issuance of warrants upon the Initial
Public Offering - April 1996
($.10 per share)
                                        230,000             -
Unrealized depreciation on
marketable equity securities              -                 -
Net loss                                  -           (1,922,444)
Balance at June 30, 1996             16,177,302       (5,380,355)
Net loss                                  -             (323,278)
Unrealized depreciation on
marketable equity securities              -                  -
Balance at September 30, 1996        16,177,302      $(5,703,633)






                                   Unrealized
                                   Depreciation
                                   On Marketable
                                   Equity
                                   Securities            Total

Inception - August 1993
($.02 per share)                   $      -          $    50,010
Net loss                                  -              (50,000)
Balance at December 31, 1993                                  10
Issuance of common stock -
January 1994 ($2.43 per share)            -            1,400,000
Fair value of stock issued for
consulting services - October
1994 ($2.65 per share)
                                          -              150,000
Issuance of common stock -
December 1994 ($1.49 per share)           -            2,000,000
Net loss                                  -           (1,270,789)
Balance at December 31, 1994              -            2,279,221

Issuance of common stock -
January 1995 ($1.49 per share)            -            1,865,000
Fair value of stock issued as
severance - February 1995
($3.15 per share)
                                          -               60,000
Issuance of common stock -
December 1995 ($2.86 per share)           -            1,000,000
Net loss                                  -           (2,137,122)
Balance at December 31, 1995              -            3,067,099

Issuance of common Stock upon the Initial
Public Offering - April 1996
($5.50 per share)
                                          -            9,508,836
Issuance of warrants upon the Initial
Public Offering - April 1996
($.10 per share)
                                          -              230,000
Unrealized depreciation on
marketable equity securites             (30,090)         (30,090)
Net loss                                  -           (1,922,444)
Balance at June 30, 1996                (30,090)       10,853,401
Net loss                                  _             (323,278)
Unrealized depreciation on
marketable equity securities            (25,715)         (25,715)
Balance at September 30, 1996        $  (55,805)     $10,504,408

See notes to consolidated financial statements.





                    Network Event Theater, Inc. and Subsidiary
                         (A Development Stage Company)
                    Notes to Consolidated Financial Statements
                              September 30, 1996
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the transition period ended June 30, 1996 to be filed with the Securities and Exchange Commission on or about November 20, 1996. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

2.   Acquisition

     On September 13, 1996, the Company through its newly created wholly owned subsidiary American Passage Media, Inc. ("American Passage") acquired from American Passage Media Corporation ("APMC") substantially all of APMC's assets relating to its college and high school media, marketing, and service businesses. The businesses acquired include APMC's college newspaper placement operations, college campus postering operations, high school focused gymboards operations and various other advertiser and event sponsorship activities. APMC is a Washington Corporation which has been involved in the young adult marketing business since 1976.

     As consideration for the assets, the Company: 1) paid APMC approximately $3.5 million in cash, 2) issued to APMC a two-year subordinated promissory note for $750,000, 3) issued to APMC a contingent option to purchase up to 100,000 shares of the Company's common stock pursuant to an option agreement, 4) entered into a two-year consulting agreement with APMC for $273,600 and 5) assumed certain of the contractual obligations of APMC.

     The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price of the acquisition has been allocated to the assets based on their fair values at the date of acquisition. Intangible assets representing the excess of cost over the assets acquired and liabilities assumed of approximately $5.3 million is being amortized over a period of fifteen years. The results of operations of the property acquired is included in the Company's consolidated results of operations from it's date of acquisition.

     The following unaudited supplemental pro forma information for the three months ended September 30, 1996 and 1995 is presented as if the Company had completed the acquisition as of the beginning of each respective period.


                              Three Months        Three Months
                              Ended September     Ended September
                              30, 1996            30, 1995


Net revenue                   $1,427,335           $408,947
Net loss applicable
to common stock                 (384,052)          (748,029)
Net loss per common share           (.04)              (.09)
Common shares outstanding      8,654,440          8,654,440

          The pro forma information is not necessarily indicative either of the results of operations that would have occurred had this transaction been made at the beginning of the period or of future results of operations.


3.   Debt

          On September 13, 1996, in conjunction with the acquisition of certain assets of APMC (see Note 2), American Passage entered into a five year $3.5 million term loan with Signet Bank (the Term Loan). The Term Loan is secured by all of American Passage's assets and is guaranteed by the Company. The Term Loan is payable in one installment due on September 30, 2001. Interest is payable monthly at a variable rate of interest set each ninety days based either on 300 basis points above LIBOR for U.S. Dollar deposits of ninety day maturity or 100 basis points above the prime rate of Signet Bank. The current rate of interest is 8.679% per annum.

          Additionally, on September 13, 1996, American Passage delivered a two-year subordinated promissory note to APMC in the principal amount of $750,000 which provides for payment in eight quarterly installments commencing 90 days after September 13, 1996 together with interest thereon at the rate of 8% per year.




Item 2.   Plan of Operation.

          Network Event Theater, Inc. (the "Company") was organized in December 1995 as the successor to the business of Universal Access Network, L.P. and is in the development stage. The Company is engaged principally in organizational activities relating to the development of its college campus theater network (the "Network") and in developing or acquiring marketing or marketing services businesses that are complementary with the Network that focus on the college and young adult market. The Company believes that the college market is an important one that will grow over time because a higher percentage of young adults are attending college after completing high school, because the children of baby boomers are reaching college age and beginning to attend college and because more adults are returning to college for advanced degrees. According to the 1995 Digest of Education Statistics prepared by the United States Department of Education, there are approximately 3,600 colleges and universities in the United States with enrollments of approximately 14 million students. This represents a large, yet fragmented and geographically dispersed target market representing significant personal spending power.

          On September 13, 1996, American Passage Media, Inc. ("American Passage"), a newly organized wholly owned subsidiary of the Company, acquired from American Passage Media Corporation ("APMC") substantially all of APMC's assets relating to its college and high school media and marketing business. APMC has been involved in the young adult marketing business since 1976. The acquired businesses included APMC's college newspaper placement operations, college campus postering operations, high school focused GymBoardTM operations and various other advertiser and event sponsorship related activities.

          The Company believes that the acquisition of these businesses will allow it to provide an integrated and comprehensive program of marketing opportunities for a broad array of content providers, sponsors and advertisers who are targeting the young adult market. For example, a motion picture studio which is previewing a major motion picture through the Network could launch a simultaneous and comprehensive marketing program (including college newspapers, on-campus postering and other marketing vehicles and tools in the Company's portfolio) at campuses nationwide and which extends far beyond the Company's installed network of theaters. The Company believes that this significant added reach will enable it to build more lucrative long term relationships with these companies. The Company also anticipates that American Passage's full-time marketing force could assist the Network in selling such integrated programs to sponsors and advertisers and that its extensive field force of independent representatives can be used to place posters on college campuses and otherwise augment the Network's own field force to publicize events being shown on the Network's screens.

          The Company has not generated any material operating revenues from its Network. However, the Company has begun to generate meaningful operating revenues on a consolidated basis as a result of the acquisition of APMC's businesses by American Passage. Because of expenses required to install equipment at colleges for the Network and to obtain programming for these theaters, the Company is still generating operating losses on a consolidated basis. These losses may continue and may remain significant unless the Network begins to generate significant sponsorship, advertising and ticket sales revenues sufficient to offset the Network's development costs. For the period August 27, 1993 (inception) to September 30, 1996, the Company incurred a cumulative net loss of approximately $5.9 million.

          The Company's proposed plan of operations for its Network will be largely dependent upon the Company's ability to enter into agreements with a significant number of colleges and universities, establish and maintain satisfactory relationships with college administrators and student organizations, successfully obtain and install satellite transmission projection and audio equipment on a timely and cost effective basis and successfully expand its Network to attract programmers who can provide currently popular programming suitable for college student audiences on commercially reasonable terms. The Company currently has three full-time employees engaged in marketing the Company's Network to colleges and universities and is focusing its initial marketing efforts on installing its equipment at 100 of the largest colleges and universities. As of September 30, 1996, the Company had installed Network equipment at 30 campus theaters. The Company will seek to install equipment at approximately 25 additional campus theaters in the next twelve months. The number of installations will be dependent upon the number of school contracts the Company is able to enter into.

          Since January 1996, the Company has entered into a number of licensing agreements with content providers such as Miramax, Don King Productions, Mercury Records, Warner Brothers and ABC for individual productions. In August 1996, the Company entered into an agreement with HBO to show one program a month during the 1996-1997 academic year on its Network. During the next twelve months, the Company intends to develop further relationships with these and other content providers to acquire rights to special events. However, there can be no assurance that the Company will attract and retain a sufficient number of schools and obtain the programming necessary to generate meaningful revenues or achieve profitable operations from its Network.

          Over the next twelve months the Company will continue to make significant capital investments as it continues to install theaters on college campuses. The Company has no current plans to increase staff significantly with regard to either the

          Network or any of American Passage's operations other than incremental increases in sales and administrative staff to generate and accommodate increased business.


Liquidity and Capital Resources

          The Company consummated an initial public offering of its common stock and warrants on April 9, 1996 (the "Offering"), pursuant to which it raised net proceeds of approximately $10.275 million, of which $0.5 million was used to repay previously existing Company indebtedness. As of September 30, 1996, the Company had cash (and cash equivalents) and investments in the amount of approximately $1.1 million and $5.4 million, respectively, on a consolidated basis. Since the Offering, the Company has purchased approximately $1.0 million of Network theater equipment and invested approximately $0.5 million in the acquisition of American Passage. The balance of the proceeds have otherwise been used to fund Company operations.

          The Company's primary capital requirement with respect to its Network has been to fund the purchase and installation of theater equipment on college campuses. Based on current plans, the Company anticipates that it has sufficient resources to enable it to install theater equipment in 25 additional campus theaters (at an estimated cost of $90,000 per theater) and to otherwise satisfy its contemplated cash requirements for the next twelve months. In order to reduce the Company's up-front capital requirements associated with the expansion of its Network, the Company may seek to lease rather than purchase a portion of its Network equipment. There can be no assurance that the Company will be able to obtain satisfactory equipment leasing arrangements.

          In connection with its acquisition of certain assets of APMC's young adult marketing business, (i) American Passage paid APMC approximately $3.5 million in cash (representing a $4.0 million base price adjusted in accordance with the terms of the purchase agreement), (ii) American Passage issued to APMC a two-year subordinated promissory note for $750,000, (iii) the Company issued to APMC a contingent option to purchase up to 100,000 shares of the Company's common stock pursuant to an option agreement, (iv) American Passage entered a two-year consulting agreement with APMC for $273,600 and (v) American Passage assumed certain of APMC's contractual liabilities. The cash portion of the purchase price and related transaction costs were funded by a $500,000 equity contribution from the Company to American Passage and a five year $3,500,000 term loan to American Passage from Signet Bank. The term loan is secured by all of America Passage's assets and is guaranteed by the Company. American Passage is anticipated to be able to fund its cash and debt service requirements out of its own operations.

          Any implementation of the Company's business plan beyond the next twelve months may require financial resources substantially greater than the proceeds of the Offering or
otherwise currently available to the Company.   In the event that
the Company's plans and assumptions with respect to the Network change or prove to be inaccurate or if the proceeds of the Offering otherwise prove to be insufficient to implement its business plan with respect to the Network (due to unanticipated expenses or technical or other problems), or if its assumptions with respect to American Passage being able to fund its operations and make required debt service payments prove to be inaccurate, then the Company could be required to seek additional financing. The inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. The Company may also determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the cost of additional expansion of its Network or to develop or acquire college marketing businesses complementary to the Network. To the extent that the Company finances its requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with financing activities, the Company will be subject to all of the risks associated with incurring substantial indebtedness including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all.


                                 PART II

                           OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Exhibit 1 -    Employment Agreement with Steven Flanders

          Exhibit 2 -    Employment Agreement with Bruce Resnik


     (b)  Reports on Form 8-K.

          On September 28, 1996, the registrant filed a report on Form 8-K reporting its acquisition of certain assets of American Passage Media Corporation and including audited financial statements of the acquired businesses for the years ended June 30, 1996 and 1995. The registrant will file the required pro forma financial information as an amendment to that report within 60 days after the date on which the report was filed.



                               SIGNATURES

          In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 1996

                              By:/s/ Harlan D. Peltz

                                   Harlan D. Peltz
                                   Chairman of the Board
                                   and Chief Executive Officer


                              By:/s/ Bruce Resnik

                                   Bruce Resnik
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Chief Accounting Officer

































                      EMPLOYMENT AGREEMENT

                       September 26, 1996



          The parties to this agreement are Bruce Resnik, residing at 4 Maryland Road, Maplewood, New Jersey 07040 (the "Executive"), and Network Event Theater, Inc., a Delaware corporation with its principal office at 149 Fifth Avenue, New York, N.Y. 10010 (the "Company").

          The parties have agreed upon the employment of the Executive by the Company on the terms set forth below.

          It is agreed as follows:

          1.   Employment.

               During the term of the Executive's employment under this agreement, the Company shall employ the Executive, and the Executive shall serve the Company, as the Company's Executive Vice President - Chief Financial Officer. The Executive shall report to the Company's chief executive officer and president and shall have such duties, responsibilities and powers as either of them shall from time to time determine. The Executive shall devote his full business time to the performance of his duties under this agreement.

          2.   Term of Employment.

               The term of the Executive's employment under this agreement shall commence on or before October 7, 1996 (the date his employment commences being referred to as the "Commencement Date") and, subject to earlier termination upon the Executive's death or disability (as provided in section 5.1) or pursuant to section 6 or 7, shall continue thereafter for three years.

          3.   Compensation and Stock Options.

          3.1 Basic Compensation. As basic compensation for his services under this agreement, the Executive shall be entitled to a salary (subject to applicable withholding of income taxes, social security taxes, etc.) at the annual rate of $175,000, payable in equal installments in accordance with the Company's customary payroll practices for its executives.

          3.2 Increases in Basic Compensation and Bonuses. Following the end of each fiscal year during the term of this agreement, the Company's board of directors may, in its sole discretion, grant the Executive a bonus based on the Executive's performance during that year or increase the Executive's basic compensation for the following year.

          3.3 Stock Options. Upon the Commencement Date, the Company shall grant to the Executive, pursuant to the Company's 1996 Employee Stock Option Plan, the option (which shall not be an incentive stock option) to purchase an aggregate of 50,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Company's Common Stock on the Commencement Date. The terms of the option shall be set forth in an agreement, in the form of exhibit A to this agreement, which shall be executed by the Company and the Executive on the Commencement Date.

          4.   Reimbursement of Expenses; Fringe Benefits.

          4.1 Reimbursement of Expenses. The Company shall reimburse the Executive for all reasonable expenses incurred by the Executive in connection with the performance of his duties, upon presentation of appropriate vouchers covering the expenses.

          4.2 Fringe Benefits. The Executive and his immediate family shall be entitled to participate in all medical, dental, disability, life insurance, deferred compensation, savings and 401(k) plans, retirement plans, profit sharing plans, stock purchase plans, and other fringe benefits and executive perquisites generally provided to senior executives of the Company and their immediate families. The Executive shall be entitled to three weeks paid vacation during each twelve-month period during the term of this agreement.

          5.   Termination of Employment Due to Disability or
Death.

          5.1 Termination of Employment. If, as the result of any physical or mental disability, the Executive shall fail or be unable to perform his duties for a total of 120 days in any 12-month period, the Company may, by notice to the Executive, terminate his employment under this agreement as of the date of the notice. The Executive's employment under this agreement shall be terminated upon his death.

          5.2 Payments on Death or Disability. If the Executive's employment is terminated pursuant to section 5.1, the Executive (or his estate) shall be entitled to receive, in full discharge of all of the Company's obligations to the Executive, (a) the Executive's full salary (at the rate in effect on the date of termination) payable under section 3.1 for six months following the date of termination (or, if a shorter period, for the remainder of the three-year term), less the amount of any disability payments received by him under any disability insurance coverage provided to him by the Company, (b) any accrued and unpaid bonus previously awarded to the Executive by the Company's board of directors, and
(c) the amount of all expense reimbursements due to the executive under section 4.1 for periods prior to the date of termination.



          6    Termination of Employment for Cause.

          6.1 Definition. The Company may terminate the Executive's employment under this agreement for cause. For purposes of this agreement, the term "cause" shall mean: (a) the Executive's conviction of a felony, (b) the Executive's conviction of a crime involving any financial impropriety or which would materially interfere with the Executive's ability to perform his services required under this agreement or otherwise be materially injurious to the Company, (c) a material breach by the Executive of the duty of loyalty, good faith and fair dealing owed by the Executive to the Company as an employee, or (d) the Executive's willful failure to perform in a material respect his obligations under this agreement.

          6.2 Payments upon Termination for Cause. If the Executive's employment under this agreement is terminated for cause pursuant to section 6.1, the Company shall pay to the Executive, in full discharge of all of the Company's obligations to the Executive, the accrued amount of salary due to him through the date of termination and the amount of all expense reimbursements due to him under section 4.1 for periods prior to the date of termination.

          7.   Termination of Employment for Other Reasons.

               At any time after the first anniversary of the Commencement Date the Company may terminate the Executive's employment under this agreement for any reason upon thirty days notice to the Executive. If the Executive's employment under this agreement is terminated by the Company pursuant to this provision (i.e., other than for cause or by reason of the Executive's death or disability), the Company shall pay to the Executive, in full discharge of all of the Company's obligations to the Executive, (a) the Executive's full salary under section 3.1 (at the rate in effect on the date of notice of termination) until the effective date of termination and for a period of two months thereafter, (b) any accrued and unpaid bonus previously awarded to the Executive by the Company's board of directors, and (c) the amount of all expense reimbursements due to the executive under section 4.1 for periods prior to the date of termination.

          8.   Confidential Information.

               The Executive shall not, directly or indirectly, either during his employment by the Company or at any time thereafter, disclose to anyone or use (except as authorized in the regular course of the Company's business) any information acquired by him during his employment with respect to any of the Company's trade secrets or other confidential information. For this purpose, information generally known to the public shall not be considered a trade secret or confidential information.



          9.   Non-Solicitation of Employees; Non-Competition.

          9.1 Non-Solicitation. The Executive shall not, for a period of three years after termination of his employment (regardless of the reason for termination), directly or indirectly employ or retain, solicit the employment or retention of, or be associated with any entity that employs or retains or solicits the employment or retention of, any person who was an employee of the Company at any time during the twelve months preceding the termination of the Executive's employment.

          9.2 Non-Competition. For a period of one year after the termination of the Executive's employment under this agreement, the Executive shall not directly or indirectly engage or be interested in any business or entity that engages, anywhere in the world, in any business competitive with any business in which the Company is engaged at the time of termination of the Executive's employment or with any business activity that the Company then has under active consideration. For the purpose of this section 9.2, the Executive shall be deemed to be directly or indirectly interested in a business or entity if he is engaged or interested in that business or entity as a stockholder, director, officer, employee, salesman, sales representative, agent, broker, partner, individual proprietor, lender, consultant or otherwise, but not if his interest is limited solely to the ownership of 5% or less of any class of the equity or debt securities of a corporation whose shares are publicly traded.

          9.3 Injunctive Relief. Since a breach by the Executive of the provisions of section 8 or of section 9.1 or 9.2 would injure the Company in a way that could not be adequately compensated for by damages, in addition to any other remedies available to the Company it may obtain an injunction restraining any such breach, without the necessity of showing actual damage and without any bond or other security being required.

          10.  Merger or Sale of Assets.

               If the Company shall merge or consolidate with another corporation or shall transfer all or substantially all of its assets this agreement shall be assigned to the successor in the merger or consolidation or the transferee of the assets, the Company shall cause the successor or transferee to assume all of the Company's obligations under this agreement, and the Executive shall thereafter be employed by the successor or transferee in accordance with the terms of this agreement.

          11.  Miscellaneous.

          11.1 Headings. The section headings of this agreement are for reference purposes only and are to be given no effect in the construction or interpretation of this agreement.


          11.2 Notices. All notices and other communications under this agreement shall be in writing and shall be deemed given when delivered personally or mailed by registered mail, return receipt requested, to the parties at their respective addresses set forth above (or to such other address as a party may have specified by notice given to the other party pursuant to this provision). Any notice to the Company shall be directed to the attention of its chief executive officer.

          11.3 Separability. The invalidity or unenforceability of any provision of this agreement shall not affect the validity or enforceability of any other provision of this agreement, which shall remain in full force and effect.

          11.4 Waiver. Either party may waive compliance by the other party with any provision of this agreement. The failure of a party to insist on strict adherence to any term of this agreement on any occasion shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this agreement. No waiver of any provision shall be construed as a waiver of any other provision. Any waiver must be in writing.

          11.5 Assignment. Neither party may assign any of its rights or delegate any of its duties under this agreement (other than as contemplated by section 11 of this agreement) without the prior consent of the other and any assignment or delegation in violation of this prohibition shall be void.

          11.6 Governing Law. This agreement shall be governed by and in accordance with the substantive law of the state of New York applicable to agreements made and to be performed in New York.

          11.7 Entire Agreement. This agreement contains, and is intended as, a complete statement of all the terms of the arrangements between the parties with respect to the matters provided for, supersedes any previous agreements and understandings between the parties with respect to those matters, and cannot be changed or terminated orally.

                              NETWORK EVENT THEATER, INC.


                              By: /s/ Harlan D. Peltz



                              /s/ Bruce Resnik
                              Bruce Resnik





                      EMPLOYMENT AGREEMENT

                         August 30, 1996


          The parties to this agreement are Steven Flanders, residing at 350 E. 79th St. #3A, New York, New York 10021 (the "Executive"), and Network Event Theater, Inc., a Delaware corporation with its principal office at 149 Fifth Avenue, New York, New York 10010 (the "Company").

          The parties have agreed upon the employment of the Executive by the Company on the terms set forth below.

          It is agreed as follows:

          1.   Employment.

               During the term of the Executive's employment under this agreement, the Company shall employ the Executive, and the Executive shall serve the Company, as the Company's Senior Vice President-Strategic Alliances. The Executive shall have such duties, responsibilities and powers as the Company's chief executive officer or president shall from time to time determine and shall be a member of the Company's senior management team. The Executive shall devote his full business time to the performance of his duties under this agreement, but he may continue to manage the career of Laurie Sargent so long as that activity does not interfere with the performance of his duties on behalf of the Company.

          2.   Term of Employment.

               The term of the Executive's employment under this agreement shall commence on or before September 17, 1996 (the date his employment commences being referred to as the "Commencement Date") and, subject to earlier termination upon the Executive's death or disability (as provided in section 5.1) or pursuant to section 6 or 7, shall continue thereafter for three years.

          3.   Compensation and Stock Options.

          3.1 Basic Compensation. As basic compensation for his services under this agreement, the Executive shall be entitled to a salary (subject to applicable withholding of income taxes, social security taxes, etc.) at the annual rate of $120,000, payable in equal installments in accordance with the Company's customary payroll practices for its executives.

          3.2 Increases in Basic Compensation and Bonuses. Following the end of each fiscal year during the term of this agreement, the Company's board of directors may, in its sole discretion, grant the Executive a bonus based on the Executive's performance during that year or increase the Executive's basic compensation for the following year. If adopted by the Company's board of directors, the Executive shall be entitled to participate in a management incentive plan for the Company's senior executives; the Executive recognizes that the Company is not obligated to adopt any such plan.

          3.3 Stock Options. Upon the Commencement Date, the Company shall grant to the Executive, pursuant to the Company's 1996 Employee Stock Option Plan, the option (which shall not be an incentive stock option) to purchase an aggregate of 40,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Company's Common Stock on the Commencement Date. The terms of the option shall be set forth in an agreement, in the form of exhibit A to this agreement, which shall be executed by the Company and the Executive on the Commencement Date.

          4.   Reimbursement of Expenses; Fringe Benefits.

          4.1 Reimbursement of Expenses. The Company shall reimburse the Executive for all reasonable expenses incurred by the Executive in connection with the performance of his duties, upon presentation of appropriate vouchers covering the expenses.

          4.2 Fringe Benefits; Vacation. The Executive and his immediate family shall be entitled to participate in all medical, dental, disability, life insurance, deferred compensation, savings and 401(k) plans, retirement plans, profit sharing plans, stock purchase plans, and other fringe benefits and executive perquisites generally provided to senior executives of the Company and their immediate families. The Executive shall be entitled to three weeks paid vacation during each twelve-month period during the term of this agreement.

          5.   Termination of Employment Due to Disability or
Death.

          5.1 Termination of Employment. If, as the result of any physical or mental disability, the Executive shall fail or be unable to perform his duties for a total of 120 days in any 12-month period, the Company may, by notice to the Executive, terminate his employment under this agreement as of the date of the notice. The Executive's employment under this agreement shall be terminated upon his death.

          5.2 Payments on Death or Disability. If the Executive's employment is terminated pursuant to section 5.1, the Executive (or his estate) shall be entitled to receive, in full discharge of all of the Company's obligations to the Executive, (a) the Executive's full salary (at the rate in effect on the date of termination) payable under section 3.1 for six months following the date of termination (or, if a shorter period, for the remainder of the three-year term), less the amount of any disability payments received by him under any disability insurance coverage provided to him by the Company, (b) any accrued and unpaid bonus previously awarded to the Executive by the Company's board of directors, and
(c) the amount of all expense reimbursements due to the Executive under section 4.1 for periods prior to the date of termination.

          6.   Termination of Employment for Cause.

          6.1 Definition. The Company's board of directors may terminate the Executive's employment under this agreement for cause. For purposes of this agreement, the term "cause" shall mean: (a) the Executive's conviction of a felony, (b) the Executive's conviction of a crime involving any financial impropriety or which would materially interfere with the Executive's ability to perform his services required under this agreement or otherwise be materially injurious to the Company, (c) a material breach by the Executive of the duty of loyalty, good faith and fair dealing owed by the Executive to the Company as an employee, or (d) the Executive's willful failure to perform in a material respect his obligations under this agreement. Any termination of the Executive's employment under section 6.1(c) or
(d) shall be effective only if the Company delivers a notice of default to the Executive and, if the event or condition giving rise to the right of termination is subject to cure, the Executive shall have failed to cure that event or condition within thirty days of the giving of such notice.

          6.2 Payments upon Termination for Cause. If the Executive's employment under this agreement is terminated for cause pursuant to section 6.1, the Company shall pay to the Executive, in full discharge of all of the Company's obligations to the Executive, (a) the accrued amount of salary due to him through the date of termination, (b) any accrued and unpaid bonus previously awarded to the Executive by the Company's board of directors, and
(c) the amount of all expense reimbursements due to the Executive under section 4.1 for periods prior to the date of termination.

          7.   Termination of Employment for Other Reasons.

               At any time after the expiration of nine months from the Commencement Date the Company may terminate the Executive's employment under this agreement for any reason upon ninety days notice to the Executive. If the Executive's employment under this agreement is terminated by the Company pursuant to this provision (i.e., other than for cause or by reason of the Executive's death or disability), the Company shall pay to the Executive, in full discharge of all of the Company's obligations to the Executive, (a) the Executive's full salary under section 3.1 (at the rate in effect on the date of notice of termination) until the effective date of termination or, if the Company's board determines that the termination under this provision was for a reason other than dissatisfaction with the Executive's performance (such as discontinuance by the Company of the activity in which the Executive was principally engaged), until the effective date of termination and for a period of three months thereafter, (b) any accrued and unpaid bonus previously awarded to the Executive by the Company's board of directors, and (c) the amount of all expense reimbursements due to the executive under section 4.1 for periods prior to the date of termination.

          8.   Confidential Information.

               The Executive shall not, directly or indirectly, either during his employment by the Company or at any time thereafter, disclose to anyone or use (except as authorized in the regular course of the Company's business) any information acquired by him during his employment with respect to any of the Company's trade secrets or other confidential information. For this purpose, information generally known to the public shall not be considered a trade secret or confidential information.

          9.   Non-Solicitation of Employees; Non-Competition.

          9.1 Non-Solicitation. The Executive shall not, for a period of 18 months after termination of his employment (regardless of the reason for termination), directly or indirectly employ or retain, solicit the employment or retention of, or be associated with any entity that employs or retains or solicits the employment or retention of, any person who was an employee of the Company at any time during the six months preceding the termination of the Executive's employment.

          9.2 Non-Competition. For a period of one year after the termination of the Executive's employment under this agreement, the Executive shall not directly or indirectly engage or be interested in any business or entity that engages, anywhere in the United States or in any other country in which the Company conducted any business during the twelve months immediately preceding termination, in any business activity that derives revenue from sponsorship or advertising, ticket sales, or retail relationships in connection with (a) events, programs or other activities that principally target the high school or college-age markets, other than those with respect to which the revenue is principally derived from live entertainment and does not involve significant revenue from transmission rights or related sponsorship and advertising,
(b) any other educational, informational or entertainment programs projected onto large screens in high school or college campus theaters for students or residents of adjacent communities, or (c) seminars or other events or programs, wherever conducted, that principally focus on personal or professional self-improvement or that provide professional education. For the purpose of this section 9.2, the Executive shall be deemed to be directly or indirectly interested in a business or entity if he is engaged or interested in that business or entity as a stockholder, director, officer, employee, salesman, sales representative, agent, broker, partner, individual proprietor, lender, consultant or otherwise, but not if his interest is limited solely to the ownership of 5% or less of any class of the equity or debt securities of a corporation whose shares are publicly traded.

          9.3 Injunctive Relief. Since a breach by the Executive of the provisions of section 8 or of section 9.1 or 9.2 would injure the Company in a way that could not be adequately compensated for by damages, in addition to any other remedies available to the Company it may obtain an injunction restraining any such breach, without the necessity of showing actual damage and without any bond or other security being required.

          10.  Merger or Sale of Assets.

               If the Company shall merge or consolidate with another corporation or shall transfer all or substantially all of its assets this agreement shall be assigned to the successor in the merger or consolidation or the transferee of the assets, the Company shall cause the successor or transferee to assume all of the Company's obligations under this agreement, and the Executive shall thereafter be employed by the successor or transferee in accordance with the terms of this agreement.

          11.  Miscellaneous.

          11.1 Headings. The section headings of this agreement are for reference purposes only and are to be given no effect in the construction or interpretation of this agreement.

          11.2 Notices. All notices and other communications under this agreement shall be in writing and shall be deemed given when delivered personally or mailed by registered mail, return receipt requested, to the parties at their respective addresses set forth above (or to such other address as a party may have specified by notice given to the other party pursuant to this provision). Any notice to the Company shall be directed to the attention of its chief executive officer. A copy of any notice to the Executive shall be given to Michael N. Sheetz, Esq., Gadsby & Hannah LLP, 125 Summer Street, Boston, Massachusetts 02110.

          11.3 Separability. The invalidity or unenforceability of any provision of this agreement shall not affect the validity or enforceability of any other provision of this agreement, which shall remain in full force and effect.

          11.4 Waiver. Either party may waive compliance by the other party with any provision of this agreement. The failure of a party to insist on strict adherence to any term of this agreement on any occasion shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this agreement. No waiver of any provision shall be construed as a waiver of any other provision. Any waiver must be in writing.

          11.5 Assignment. Neither party may assign any of its rights or delegate any of its duties under this agreement (other than as contemplated by section 11 of this agreement) without the prior consent of the other and any assignment or delegation in violation of this prohibition shall be void.

          11.6 Governing Law. This agreement shall be governed by and in accordance with the substantive law of the state of New York applicable to agreements made and to be performed in New York.

          11.7 Entire Agreement. This agreement contains, and is intended as, a complete statement of all the terms of the arrangements between the parties with respect to the matters provided for, supersedes any previous agreements and understandings between the parties with respect to those matters, and cannot be changed or terminated orally.


                              NETWORK EVENT THEATER, INC.


                              By: /s/ Don Leeds


                              /s/ Steven Flanders
                              Steven Flanders