Form 10KSB
period 1996-06-30
NETWORK EVENT THEATER INC
filed 1996-11-20
CIK 1005500

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

/ / Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended _______________

/x/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from  January 1, 1996 to June 30, 1996
                                ---------------    -------------

Commission file number             33-80935

                           NETWORK EVENT THEATER, INC.
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                 13-3864111
   (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

  149 Fifth Avenue, New York, New York                    10010
(Address of Principal Executive Offices)                (Zip Code)

                                 (212) 779-2740

                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

          None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of Class)

              Warrants, each to purchase one share of Common Stock
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x       No
   -----       -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

     The issuer's revenues for the fiscal year ended June 30, 1996 were $4,041.

     The aggregate market value of the voting stock held by non-affiliates based on the last sale price as quoted by Nasdaq as of November 15, 1996 was $11,561,375.

     At November 15, 1996 there were 8,654,440 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes          No  X
   -----       -----

ITEM 1. BUSINESS

Network Event Theater, Inc. (the "Company") was incorporated under the laws of the State of Delaware in December 1995 to be the successor to the business of Universal Access Network, LP (the "Partnership"), a Delaware limited partnership organized in August 1993. In April 1996, the Partnership effected a reorganization pursuant to which it assigned all of its assets to the Company in exchange for 6,354,440 shares of the Company's common stock, and distributed those shares to its partners. On April 9, 1996, the Company sold 2.3 million shares of its common stock and 2,645,000 warrants to purchase shares of its common stock in a public offering in which the Company received approximately $10.2 million of net proceeds.

The Company was organized to develop, own and operate a network of theaters on college campuses (the "Network") and to develop or acquire businesses active in collegiate marketing to complement and enhance the Network. The Network is designed to deliver entertainment and educational events and programming via satellite to a nationwide network of electronically linked campus theaters for display through high resolution video projectors on movie theater sized screens and thereby to reach a geographically dispersed audience of college students, faculty, administrators and community residents.

The Company is currently in the development stage and its activities so far with respect to the Network have focused primarily on financial planning, raising capital, entering into contracts with schools, hiring personnel, acquiring and installing equipment and undertaking the commencement of operations.

On September 13, 1996, American Passage Media, Inc. ("American Passage"), a newly organized wholly owned subsidiary of the Company, acquired from American Passage Media Corporation ("APMC") substantially all of APMC's assets relating to its college and high school media and marketing business. The acquired businesses included APMC's college newspaper placement operations, college campus postering operations, high school focused GymBoardTM operations and various other advertiser and event sponsorship related activities. APMC has been involved in the young adult marketing business since 1976.

According to the 1995 Digest of Education Statistics prepared by the United States Department of Education, the college market consists of more than 3,600 colleges and universities in the United States with enrollments of approximately 14 million students. This represents a target market with significant personal spending power. In addition, growth in enrollment at colleges and universities is expected to continue into the next century because (i) the children of baby boomers are reaching college age and beginning to attend college, (ii) a higher percentage of young adults are attending college after completing high school and (iii) more adults are returning to college for advanced degrees. This market is particularly attractive to certain advertisers, such as entertainment companies, telecommunications companies, computer and software companies, automobile manufacturers, fashion and athletic equipment companies and financial services companies because young adults are receptive to new ideas and products and have significant disposable income.

NETWORK EVENT THEATER

The Company intends to build and expand its Network into selected colleges and universities throughout the United States and to create and develop a steady stream of programming and events for the Network. The Company intends for the Network to become a useful tool to programmers, sponsors and advertisers because it provides them an opportunity to reach the important but geographically dispersed and difficult to access college market. Installing a Network theater on campus is also attractive to school administrators because it provides the college with a state-of-the-art satellite signal receiving system and high resolution audio/video projection system which it can use at no charge for educational and other non-commercial and non-competitive purposes. This can be a cost effective way to enhance the quality of campus life in an era of budgetary austerity.

The Company also anticipates that American Passage's full-time sales force will assist the Network in selling such integrated programs to sponsors and advertisers and that its extensive field force of independent representatives can be used to place posters on college campuses and otherwise augment the Network's own field force to publicize events being shown on the Network's screens.

Installations and School Contracts

The Company has focused its initial marketing efforts with respect to installing its Network theaters at one hundred of the largest colleges and universities. In determining which schools to add to its Network, the Company considers factors such as school size, geographic location and the extent to which the school would enhance the Network's appeal to programmers, sponsors and advertisers. The Company markets its Network principally by contacting and making presentations to school administrators and student organizations responsible for promoting and coordinating campus events and by attending key college conferences. The company's marketing efforts relating to its Network are currently made through its three full-time regional marketing coordinators and the Company's executive officers.

As of October 31, 1996, the Company had completed installations in 30 colleges and universities. Installations are as follows:

Arizona State University                 Southeast Missouri State University
Central Michigan University              SUNY-Albany
College of William and Mary              SUNY-Oneonta
Connecticut College                      University of Alabama-Birmingham
Eastern Michigan University              UCLA
Emory University                         University of Houston
Georgia Southern University              University of Idaho
Georgia Tech University                  University of Kansas
Louisiana State University               University of Minnesota
Mankato State University                 University of North Carolina-Charlotte
Michigan State University                University of Rhode Island
New Mexico State University              University of Rochester
Ohio State University                    University of Southern Mississippi
Oklahoma State University                Washington State University
Old Dominion University                  Western Kentucky University

The average theater has a seating capacity of approximately 520 persons. The typical Network installation package consists of a steerable satellite dish and attendant satellite signal receiving equipment, a high resolution projection system with commercial quality movie sized screen and state-of-the-art digital audio system. The cost of this equipment for a typical installation is approximately $90,000 which is paid for by the Company. In addition, the Company maintains this equipment at its own expense. This equipment enables the Company to offer Network events to most areas of the contiguous United States and Alaska. Presently, the Company owns all of the equipment at its installations, but may seek to lease all or a portion of its presently installed and newly acquired equipment to reduce its up-front capital costs. The Company believes that satellite technology is the most cost-effective technology for achieving rapid and complete market coverage in that a single up-link signal can be broadcast simultaneously and at a fixed cost to all installations. Satellite transmission is also able to provide the Company with the flexibility to deliver programming to a single school or group of schools depending upon the time day or program offered.

The Company has entered into agreements with each of the schools listed above to install and maintain satellite transmission, projection and audio equipment at no cost to the school. These schools have granted the Company the exclusive right to exhibit, promote and sell commercial programming and promotional merchandise through its Network, as well as the exclusive use of school venues for a minimum number of dates per month. Pursuant to its agreements with colleges and universities, the Company has agreed to install, service and maintain all equipment necessary for the display of Network events. Under the terms of such agreements, schools are generally responsible for public access and security staffing and are required to use their best efforts to provide the Company with reasonable access to on-campus media and key campus locations for promotional purposes and to otherwise assist in the promotion, coordination and staffing of Network events (including printing and selling tickets, disseminating promotional materials and providing technical support).

The Company's school contracts provide for the Company to present a schedule of events prior to each school semester or quarter to be agreed upon by the school. Schools are required to use their best efforts to reserve campus theaters for additional dates to accommodate special events or replays. Schools are permitted to use the Company's high-resolution projection equipment for non-commercial, educational and academic purposes at no cost. School contracts generally have terms ranging from two to five years and provide for automatic renewals unless terminated by either party by notice prior to the end of the initial or any renewal term. Most contracts provide that in the event of termination for any reason other than a material breach by the Company, the school may not enter into an agreement with a competitor of the Company for a period of two years after termination.

Programming

The Company has commenced initial regular operations of the Network and anticipates that it will broadcast three to four events each month during the 1996-97 academic year. Eventually, the Company anticipates that it will broadcast at least six events per month. The Network can be used to broadcast both live and pre-recorded events. In addition, the Network has audio/video interactive capabilities which allow audiences to interact with performers and participants before and after live performances.

Since January 1996, the Company has entered into a number of licensing agreements with content providers such as Miramax Films, Don King Productions, Mercury Records, Warner Brothers and ABC for individual programs and has broadcast both live and pre-recorded events including concerts, motion pictures and sneak previews of yet to be released motion pictures, comedy shows, documentaries, sporting events, special pay-per-view events and educational seminars. In particular, the Company believes that there are significant opportunities for it to preview movies for movie studios on campuses and to show feature films of independent and foreign film makers which appeal to college audiences. The Company also believes that recording artists and record companies will be attracted to the Network because college students are highly receptive to rock, country and other popular music and that successful music groups often establish an initial following among college students.

The Network also offers the ability to perform market testing and analytical services to industry participants seeking to target college audiences. Also, the Network has shown several boxing matches during this period and anticipates that promoters of a wide variety of sports events will find the Network attractive, including football, basketball, baseball and other sports. The Company believes that many televised sports events are available only in particular regions or in sports bars which may not be accessible to college students. By making a variety of sports events available over its Network, the Company will seek to capitalize on the current popularity of sports events among college students.

In August 1996, the Company entered into an agreement with HBO to preview one HBO program per month during the 1996-1997 academic year on its Network. In April, the Network showed three programs concerning admissions to medical and business schools and issues in career management. In addition, the Network has shown educational and special events which are of interest to college audiences. During the next twelve months, the Company intends to develop additional relationships with these and other content providers to premier other special events. It should be noted, however, that there can be no assurance that the Company will attract and retain a sufficient number of schools and obtain the programming necessary to generate meaningful revenues or achieve profitable operations from its Network.

The Company has entered into a consulting agreement with an entity owned by Freddie Fields and Jerome Hellman, prominent figures in the entertainment industry, pursuant to which Messrs. Fields and Hellman serve as Chairman and President, respectively, of the Company's Programming Division. The Company expects that Messrs. Fields and Hellman will continue to use their extensive contacts in the entertainment industry to establish relationships with programmers and to identify and obtain quality programming on behalf of the Company. This agreement terminates on December 31, 1997.

Marketing and Event Promotion

The Company has initiated significant marketing activities relating to growth of its Network and intends to substantially increase its marketing efforts in order to create awareness and demand by programmers, sponsors and advertisers. The Company will also seek to create event promotions that will maximize student interest and involvement. The Company has a field force of three campus coordinators whose job it is to work with local college and student personnel to facilitate the promotion and the presentation of network events on each campus. It is anticipated that students will generally be informed of Network events through advertisements in school newspapers, and on posters, flyers and other promotional activities.

The Company believes that the acquisition of American Passage will significantly enhance its marketing and promotional efforts with respect to programs distributed via its Network. First, the Company plans to utilize the knowledge and experience of American Passage's marketing and media placement professionals to gain access to and to develop relationships with both advertisers and school administrators and to facilitate the promotions of the Network's events. And second, the Company believes that American Passage's businesses will allow it to provide an integrated and comprehensive program of marketing opportunities for a broad array of content providers, sponsors and advertisers who are targeting the college and young adult markets. For example, a motion picture studio which is previewing a major motion picture through the Network could launch a simultaneous and comprehensive marketing program (including college newspapers, on-campus postering and other marketing vehicles and tools in the Company's portfolio) at campuses nationwide and which extends far beyond the Company's installed Network of theaters. The Company believes that this significant added reach will enable it to build more lucrative long term relationships with these companies.

The Company also anticipates that American Passage's full-time sales force could assist the Network in selling such integrated programs to sponsors and advertisers and that its extensive field force of independent representatives can be used to place posters on college campuses and otherwise augment the Network's own field force to publicize events being shown on the Network's screens.

The Company anticipates that the Network's principal sources of revenues will be from fees paid by content providers and from sponsorship of Network events. The Company also anticipates earning revenues from ticket sales to selected events. When students are charged for admission to events, ticket prices are set by the Company and ticket receipts are collected by student organizations and remitted to the Company after the deduction of small amounts to reimburse the costs of collection.

Network Competition

The Company believes that the Network is the only one of its kind currently installed on college campuses. The Company believes that its existing installations are an important competitive factor in the marketing of its Network to prospective colleges and universities and its value to sponsors and content providers. The Network will, however, face competition for a finite amount of student discretionary spending from numerous other media and businesses in the entertainment industry. The Company will compete with various forms of entertainment which provide similar value, both on and off campus, such as music groups an other entertainers who tour colleges and universities, movies video and audio cassettes, broadcast television, cable programming, special pay-per-view event, sporting events and other forms of entertainment which may be less expensive or provide other advantages to college students. The Company will also compete for advertising dollars with traditional media. The Company is aware that certain closed-circuit television operators are delivering music videos, current events, sports and campus news in student cafeterias. If the Network is successful, the Company expects that other companies may seek to enter or capitalize on college markets and compete directly with the Company. The Network is not dependent on any single school, advertiser, sponsor or program provider.

AMERICAN PASSAGE

American Passage is active in a number of businesses including the placement of print advertising in college newspapers, postering of campus bulletin boards, postering on distribution racks that contain college newspapers on campus (AdRaX), its high school focused GymBoards message centers and other advertising and event sponsorship related activities.

American Passage represents on a non-exclusive basis virtually every college newspaper that accepts national advertising. The college newspapers that American Passage represents have a combined circulation of over six million and enrollment at these schools totals over ten million students. American Passage's national advertising customers include, among others, American Express, AT&T, TIAA/CREF, The Wall Street Journal, Nike and Microsoft. American Passage's resources also include a database of all major college newspapers and demographic and consumer data that enable it to create customized targeted media programs for its advertising clients. In addition to providing marketing and research assistance to advertisers, American Passage assists in the development and distribution of advertising materials to college newspapers. American Passage's revenues are generated principally from sales of advertisements to be run in college newspapers.

American Passage's campus postering service entails the placement of posters and other advertising messages on bulletin boards on college campuses throughout the country. Through a network of approximately 250 full-time and student representatives, American Passages' postering service covers more than 1,250 college campuses with enrollment totaling over ten million students. Advertisers pay American Passage a fee for these postering services. American Passage's AdRaX location media are college newspaper distribution racks with large advertising display spaces above the newspaper bin. American Passage has placed over 1,250 AdRaX units at prime locations at over 200 college campuses. Revenues are generated from monthly advertisements appearing on each unit. GymBoards are gender specific message and information centers that are installed in boys' and girls' high school locker rooms at no cost to the school and are customized with each school's colors and mascot or nickname. GymBoards consist of a coach's message board and two advertising panels which are protected by acrylic covers. GymBoards are posted in more than 4,500 highs schools nationwide with more than four million students representing about one-third of the total high school market. Advertising is sold on a monthly basis from September through May.

In connection with its acquisition of assets from APMC, American Passage entered into an agreement to serve as the exclusive representative for the sale of national advertising for APMC's Directory of Classes publication. Directory of Classes is the official class guide and registration manual at approximately eighty college campuses with total enrollments of over 1.3 million students. This agreement, under which American Passage will receive specified sales commissions for as long as it achieves certain minimum sales levels, has enabled American Passage to retain the right to sell national advertising for the Directory of Classes without assuming responsibility for publishing it. Other American Passage activities include serving as the exclusive representative for consumer advertising for the National Association of Colleges and Employers
(NACE) Job Choices publication and marketing and executing Spring Break programs and promotions at the six resort properties operated by Paradise Found Resorts & Hotels, in Panama City Beach, Florida.

The Company believes that there are other companies engaged in similar activities as American Passage which are focused on the college and young adult markets. Some of these companies may be larger than American Passage or have more employees. However, the Company believes that the combination of the

Network with American Passage's resources represents the most complete range of marketing, media and promotional services serving the college and young adult markets.

EMPLOYEES

As of October 31, 1996, the Company had 18 employees including four executive officers, three regional marketing coordinators, three campus coordinators and eight administrative employees, one of whom was part-time. As of the same date, American Passage had 36 employees, two of whom are part-time. None of the Company's nor American Passage's employees is represented by a collective bargaining unit, and the Company believes that relations with those employees are good.

TRADEMARKS

The Company has registered with the United States Patent and Trademark Office the names "Network Event Theater"TM and "NET"TM, as well as the NET logo. The Company's rights in these marks may be a significant part of its business. The Company is not aware of any claims of infringement or other challenges to its rights to use these marks, although the Company is aware of numerous other registrations of the mark "NET". There can be no assurance that the Company's marks do not or will not infringe the proprietary rights of others, that the Company's marks would be upheld if challenged, or that the Company would not be prevented from using its marks. Neither the Company nor American Passage holds any patents or copyrights.

ITEM 2. PROPERTIES

The Company's principal executive offices are located in approximately 5,000 square feet of leased space in New York, New York pursuant to a lease expiring on February 28, 1998. Annual rent payable under that lease is $65,000. The Company also rents office space in Los Angeles, California pursuant to its arrangement with Messrs. Fields and Hellman.

In connection with American Passage's Acquisition of the young adult marketing business of APMC, American Passage and APMC entered into a transition agreement pursuant to which American Passage is permitted to use the office space previously used by those businesses in Seattle, Washington, New York, New York and Rosement, Illinois for specified periods (all less than one year). American Passage pays APMC a fee based on its square footage of each site. American passage has entered into temporary short-term leases for new office space in Seattle, Washington and Rosement, Illinois and is negotiating for new office space for its New York office.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor American Passage is a party to any pending legal proceeding, and the Company is not aware of any contemplated proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market under the symbol "NETS". The high and low bids for the common stock for the quarter ended June 30, 1996 as furnished by NASDAQ were $5.375 and $3.25, respectively. Those quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commission, and may not represent actual transactions. As of October 28, 1996, there were approximately 35 holders of record of the Company's common stock.

To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and its general financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain any earnings for use in the Company's business operations.

ITEM 6. PLAN OF OPERATION

The Company is engaged principally in organizational activities relating to the development of its Network and in developing or acquiring marketing or marketing services businesses that are complementary to the Network that focus on the college and young adult market.

The Company believes that the acquisition of American Passage will allow it to provide an integrated and comprehensive program of marketing opportunities for a broad array of content providers, sponsors and advertisers which are targeting the college and young adult markets. For example, a motion picture studio which is previewing a major motion picture through the Network could launch a simultaneous and comprehensive marketing program (including college newspapers, on-campus postering and other marketing vehicles and tools in the Company's portfolio) at campuses nationwide and which extends far beyond the Company's installed network of theaters. The Company believes that this significant added reach will enable it to build more lucrative long term relationships with companies targeting the college and young adult markets. The Company also anticipates that American Passage's full-time sales force could assist the Network in selling such integrated programs to sponsors and advertisers and that its extensive field force of independent representatives can be used to place posters on college campuses and otherwise augment the Network's own field force to publicize events being shown on the Network's screens.

The Company has not generated any material operating revenues from its Network. Because of expenses required to install equipment at colleges for the Network and to obtain programming for these theaters, the Company is still generating operating losses. These losses may continue and may remain significant unless the Network begins to generate significant sponsorship, advertising and ticket sales revenues sufficient to offset the Network's development costs. For the period August 27, 1993 (inception) to June 30, 1996, the Company incurred a cumulative net loss of approximately $5.4 million.

The Company's proposed plan of operations for its Network will be largely dependent upon the Company's ability to enter into agreements with a significant number of colleges and universities, establish and maintain satisfactory relationships with college administrators and student organizations, successfully obtain and install satellite transmission projection and audio equipment on a timely and cost effective basis and successfully expand its Network to attract programmers which can provide currently popular programming suitable for college student audiences on commercially reasonable terms and provide integrated marketing plans that are attractive to program providers and advertisers. The Company currently has three full-time employees engaged in marketing the Company's Network to colleges and universities and is focusing its initial marketing efforts on installing its equipment at one hundred of the largest colleges and universities.

As of September 30, 1996, the Company had installed Network equipment at thirty campus theaters. The Company will seek to install equipment at approximately twenty-five additional campus theaters in the next twelve months. The number of installations will be dependent upon the number of school contracts the Company is able to enter into.

Since January 1996, the Company has entered into a number of licensing agreements with content providers such as Miramax Films, Don King Productions, Mercury Records, Warner Brothers and ABC for individual productions. In August, the Company entered into an agreement with HBO to preview one HBO program per month during the 1996-1997 academic year on its Network. During the next twelve months, the Company intends to develop additional relationships with these and other content providers to acquire rights to special events. It should be noted, however, there can be no assurance that the Company will attract and retain a sufficient number of schools and obtain the programming necessary to generate meaningful revenues or achieve profitable operations from its Network.

Over the next twelve months the Company will continue to make significant capital investments as it continues to install theaters on college campuses. There are no plans to increase staff significantly with regard to either the Network or any of American Passage's operations other than incremental increases in sales and administrative staff to generate and accommodate increased business.

Liquidity and Capital Resources

The Company consummated an initial public offering of its common stock and warrants on April 9, 1996 (the "Offering"), pursuant to which it raised net proceeds of approximately $10.2 million of which $0.5 million was used to repay previously existing Company indebtedness. As of June 30, 1996, the Company had cash (and cash equivalents and investments) in the amount of approximately $0.3 million and $7.9 million, respectively. Since the Offering, the Company has purchased approximately $1.0 million of Network theater equipment and invested approximately $0.5 million in the acquisition of American Passage. The balance of the proceeds have otherwise been used to fund Company operations.

The Company's primary capital requirement with respect to its Network has been to fund the purchase and installation of theater equipment on college campuses. Based on current plans, the Company anticipates that it has sufficient resources to enable it to install theater equipment in 25 additional campus theaters at an estimated cost of $90,000 per theater and to otherwise satisfy its contemplated cash requirements for the next twelve months. In order to reduce the Company's up-front capital requirements associated with the expansion of its Network, the Company may seek to lease rather than purchase a portion of its Network equipment. There can be no assurance that the Company will be able to obtain satisfactory equipment leasing arrangements.

In connection with its acquisition of certain assets of APMC's young adult marketing business, (i) American Passage paid APMC approximately $3.5 million in cash (representing a $4.0 million base price adjusted in accordance with the terms of the purchase agreement), (ii) American Passage issued to APMC a two-year subordinated promissory note for $750,000, (iii) the Company issued to APMC a contingent option to purchase up to 100,000 shares of the Company's common stock pursuant to an option agreement, (iv) American Passage engaged APMC for a two-year consulting agreement for a total compensation of $273,600 and (v) American Passage assumed certain of APMC's contractual liabilities. The cash portion of the purchase price and related transaction costs were funded by a $500,000 equity contribution from the Company to American Passage and a five year $3,500,000 loan to American Passage from Signet Bank. The loan is secured by all of America Passage's assets and is guaranteed by the Company. American Passage is anticipated to be able to fund its cash and debt service requirements out of its own operations.

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

ITEM 7. FINANCIAL STATEMENTS

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                              Financial Statements

                         Six months ended June 30, 1996
                    and the two years ended December 31, 1995

                                    CONTENTS

Report of Independent Auditors.............................................. 11
Balance Sheets as of June 30, 1996, December 31, 1995 and 1994.............. 12
Statements of Operations for the six months ended June 30, 1996 and
    1995 (unaudited), the years ended December 31, 1995 and 1994 and the period from inception to June 30, 1996.......................... 13
Statements of Cash Flows for the six months ended June 30, 1996 and
   1995 (unaudited), the years ended December 31, 1995 and 1994 and the period from inception to June 30, 1996........................... 14
Statements of Changes in Stockholders' Equity for period from inception to June 30, 1996......................................................... 15
Notes to Financial Statements............................................... 16

                         Report of Independent Auditors

Board of Directors
Network Event Theater, Inc.

We have audited the accompanying balance sheets of Network Event Theater, Inc. (A Development Stage Company), as of June 30, 1996, December 31, 1995 and 1994, and the related statements of operations, cash flows and changes in stockholders' equity for the two years and six months in the period ended June 30, 1996 and the period from inception to June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Event Theater, Inc. (A Development Stage Company) at June 30, 1996, December 31, 1995 and 1994, and the results of its operations and its cash flows for the two years and six months in the period ended June 30, 1996 and the period from inception to June 30, 1996, in conformity with generally accepted accounting principles.

                                                        Ernst & Young LLP

New York, New York
October 17, 1996

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                                 Balance Sheets


                                                               June 30,                      December 31
                                                                 1996                 1995                 1994
                                                       ---------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                              $      266,806       $      790,705       $      922,312
   Investments                                                 7,882,570                    -              987,100
   Accounts receivable                                               236                    -                    -
   Deposits                                                       26,169                9,426               11,736
                                                       ---------------------------------------------------------------
Total current assets                                           8,175,781              800,131            1,921,148

Property and equipment, at cost, less accumulated
   depreciation of $654,724 in 1996, $346,110 in 1995
   and $33,452 in 1994                                         3,081,620            2,531,205              299,066
Organization costs, at cost, less accumulated
   amortization of $58,633 in 1996, $46,906 in 1995
   and $23,453 in 1994                                            58,634               70,361               93,814
Deferred offering costs                                                -              207,164                    -
                                                       ---------------------------------------------------------------
Total assets                                              $   11,316,035       $    3,608,861       $    2,314,028
                                                       ===============================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses                  $      462,634       $      541,762       $       34,807
                                                       ---------------------------------------------------------------
Total liabilities                                                462,634              541,762               34,807

Stockholders' equity:

   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares issued and outstanding                    -                    -                    -
   Common  stock,  $.01 par  value,  17,000,000
     shares  authorized,  8,654,440, 6,354,440
     and 4,732,554 shares issued and outstanding
     in 1996, 1995 and 1994, respectively                         86,544               63,544               47,325
   Additional paid-in capital                                 16,177,302            6,461,466            3,552,685
   Deficit accumulated during the development
      stage                                                   (5,380,355)          (3,457,911)          (1,320,789)
   Unrealized depreciation on marketable debt
     securities                                                  (30,090)                   -                    -
                                                       ---------------------------------------------------------------
Total stockholders' equity                                    10,853,401            3,067,099            2,279,221
                                                       ---------------------------------------------------------------
Total liabilities and stockholders' equity               $    11,316,035      $     3,608,861      $     2,314,028
                                                       ===============================================================

See notes to financial statements.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                                        Period from
                                     Six Months Ended June 30            Year Ended December 31         Inception To
                                       1996             1995             1995              1994         June 30, 1996
                                 ---------------------------------------------------------------------------------------
                                                     (Unaudited)

Revenues                            $       4,041    $          -   $            -     $           -    $       4,041
Expenses:
   Selling, general and
     administrative expenses            1,738,241         757,483        1,927,374         1,222,643        4,938,258
   Depreciation and amortization          320,341         173,084          336,111            56,905          713,357
                                 ---------------------------------------------------------------------------------------
Total expenses                          2,058,582         930,567        2,263,485         1,279,548        5,651,615
                                 ---------------------------------------------------------------------------------------

Loss from operations                   (2,054,541)       (930,567)      (2,263,485)       (1,279,548)      (5,647,574)

Interest and other income                 132,097          79,089          126,363             8,759          267,219
                                 ---------------------------------------------------------------------------------------
Net loss                           $   (1,922,444)   $   (851,478)  $   (2,137,122)    $  (1,270,789)   $  (5,380,355)
                                 =======================================================================================

Net loss per common share                  $(.22)           $(.13)          $(.34)             $(.20)           $(.62)
                                 =======================================================================================

Weighted average common shares
   outstanding                          8,654,440       6,354,440        6,354,440         6,354,440        8,654,440
                                 =======================================================================================

See notes to financial statements.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                          Period From
                                                                                                           Inception
                                             Six Months Ended June 30        Year Ended December 31         To June
                                                1996           1995           1995           1994          30, 1996
                                           -----------------------------------------------------------------------------
                                                            (Unaudited)

Cash Flows From Operating Activities
Net loss                                    $ (1,922,444)    $  (851,478) $ (2,137,122)  $ (1,270,789)   $  (5,380,355)
Adjustments to reconcile net loss to net
   cash used in operating activities:

     Depreciation and amortization               320,341         173,084       336,111         56,905          713,357
     Fair value of common stock issued
       for services                                    -          60,000        60,000        150,000          210,000
     Changes in assets and liabilities:
       (Increase) decrease in deposits           (16,743)              -         2,310        (11,736)         (26,169)
       Increase in accounts receivable              (236)              -             -              -             (236)
       (Decrease) increase in accounts
         payable and accrued expenses            (79,128)         78,324       506,955         34,807          462,634
       Decrease (increase) in deferred
         offering costs                          207,164               -      (207,164)             -                -
                                           -----------------------------------------------------------------------------
Total adjustments                                431,398         311,408       698,212        229,976        1,359,586
                                           -----------------------------------------------------------------------------
Net cash used in operating activities         (1,491,046)       (540,070)   (1,438,910)    (1,040,813)      (4,020,769)

Cash Flows From Investing Activities

Purchase of property, plant and equipment       (859,029)        (95,729)   (2,544,797)      (332,518)      (3,736,344)
Organization costs                                     -               -             -       (117,267)        (117,267)
Purchase of investments                       (7,882,570)              -             -       (987,100)      (8,869,670)
Proceeds from sale or gain (loss) in
   value of investments                          (30,090)        987,100       987,100              -          957,010
                                           -----------------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                 (8,771,689)        891,371    (1,557,697)    (1,436,885)     (11,766,271)

Cash Flows From Financing Activities

Net proceeds from sale of common stock         9,508,836       1,958,422     2,865,000      3,400,000       15,823,846
Proceeds from sale of warrants                   230,000               -             -              -          230,000
                                           -----------------------------------------------------------------------------
Net cash provided by financing activities      9,738,836       1,958,422     2,865,000      3,400,000       16,053,846
                                           -----------------------------------------------------------------------------

Net (decrease) increase in cash
   and cash equivalents                         (523,899)      2,309,723      (131,607)       922,302          266,806
Cash and cash equivalents at
   beginning of period                           790,705       1,909,412       922,312             10                -
                                           -----------------------------------------------------------------------------
Cash and cash equivalents at end of period  $    266,806     $ 4,219,135  $    790,705   $    922,312    $     266,806
                                           =============================================================================

See notes to financial statements.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity

                     Period from inception to June 30, 1996

                                                                            Common Stock             Additional
                                                                      --------------------------       Paid-in
                                                                       Shares          Amount          Capital
                                                                      ----------------------------------------------
Inception--August 1993 ($.02 per share)                                 2,755,743       $ 27,557       $   22,453
Net loss                                                                        -              -                -
                                                                      ----------------------------------------------
Balance at December 31, 1993                                            2,755,743         27,557           22,453

Issuance of common stock--January 1994 ($2.43 per share)                  576,589          5,766        1,394,234
Fair value of stock issued for consulting services--October 1994
   ($2.65 per share)                                                       56,713            567          149,433
Issuance of common stock--December 1994 ($1.49 per share)               1,343,509         13,435        1,986,565
Net loss                                                                        -              -                -
                                                                      ----------------------------------------------
Balance at December 31, 1994                                            4,732,554         47,325        3,552,685

Issuance of common stock--January 1995 ($1.49 per share)                1,252,823         12,528        1,852,472
Fair value of stock issued as severance--February 1995 ($3.15
   per share)                                                              19,063            191           59,809
Issuance of common stock--December 1995 ($2.86 per share)                 350,000          3,500          996,500
Net loss                                                                        -              -                -
                                                                      ----------------------------------------------
Balance at December 31, 1995                                            6,354,440         63,544        6,461,466

Issuance of Common Stock upon the Initial Public Offering--April
   1996 ($5.00 per share)                                               2,300,000         23,000        9,485,836
Issuance of warrants upon the Initial Public Offering--April
   1996 ($.10 per share)                                                        -              -          230,000
Unrealized depreciation on marketable equity securities                         -              -                -
Net loss                                                                        -              -                -
                                                                      ----------------------------------------------
Balance at June 30, 1996                                               8,654,440      $  86,544      $16,177,302
                                                                      =============================================
                                                                         (Deficit)         Unrealized
                                                                        Accumulated       Depreciation
                                                                        During The        On Marketable
                                                                        Development           Debt
                                                                           Stage           Securities            Total
                                                                      ----------------------------------------------------
Inception--August 1993 ($.02 per share)                                 $           -      $         -       $     50,010
Net loss                                                                      (50,000)               -            (50,000)
                                                                      ----------------------------------------------------
Balance at December 31, 1993                                                  (50,000)                                 10

Issuance of common stock--January 1994 ($2.43 per share)                            -                -          1,400,000
Fair value of stock issued for consulting services--October 1994
   ($2.65 per share)                                                                -                -            150,000
Issuance of common stock--December 1994 ($1.49 per share)                           -                -          2,000,000
Net loss                                                                   (1,270,789)               -         (1,270,789)
                                                                      -----------------------------------------------------
Balance at December 31, 1994                                               (1,320,789)                          2,279,221

Issuance of common stock--January 1995 ($1.49 per share)                            -                -          1,865,000
Fair value of stock issued as severance--February 1995 ($3.15
   per share)                                                                       -                -             60,000
Issuance of common stock--December 1995 ($2.86 per share)                           -                -          1,000,000
Net loss                                                                   (2,137,122)               -         (2,137,122)
                                                                      -----------------------------------------------------
Balance at December 31, 1995                                               (3,457,911)               -          3,067,099

Issuance of Common Stock upon the Initial Public Offering--April
   1996 ($5.00 per share)                                                           -                -          9,508,836
Issuance of warrants upon the Initial Public Offering--April
   1996 ($.10 per share)                                                            -                -            230,000
Unrealized depreciation on marketable equity securities                             -          (30,090)           (30,090)
Net loss                                                                   (1,922,444)               -         (1,922,444))
                                                                      -----------------------------------------------------
Balance at June 30, 1996                                                $  (5,380,355)     $   (30,090)     $  10,853,401
                                                                      =====================================================

See notes to financial statements.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                  June 30, 1996

1. Organization and Basis of Presentation

Network Event Theater, Inc. (the "Company") was incorporated under the laws of the State of Delaware in December 1995 to become the successor to the business of Universal Access Network, L.P. (the "Partnership"), a Delaware limited partnership organized in August 1993. Pursuant to a reorganization of the Company, the general and limited partners of the Partnership exchanged their partnership interests for 6,354,440 shares of common stock in April 1996. The accompanying financial statements of the Company retroactively reflect the reorganization with respect to the capitalization of the Company. References to the Company include the activities of its predecessor, the Partnership.

The Company was organized to develop, own and operate Network Event Theater(TM) a satellite entertainment network for college campuses. Network Event Theater is designed to deliver entertainment programming events via satellite to a nationwide network of electronically-linked campus theaters for display through high-resolution projection on large screens. The Company intends to offer a variety of programming events through its network, consisting primarily of music concerts, motion pictures, sports, special pay-per-view events and educational seminars, targeting college student audiences.

The Company is currently in the development stage. As such, operations have focused on financial planning, raising capital, developing markets, evaluating complementary acquisitions and commencing principal operations. At June 30, 1996, the Company had signed contracts with 31 schools. Each contract sets forth, among other items, (1) the term of the contract, (2) the Company's obligations with regard to the installation and maintenance of equipment at a specific campus venue, (3) the Company's obligation to broadcast events at the venue, (4) the school's obligation to provide the Company exclusive broadcast rights at the venue, (5) the school's obligation to set aside a certain number of dates for the Company's exclusive use of the campus venue, and 6) the school's overall obligation to provide marketing, promotional and technical assistance in support of the Company's programs.

As described further in Note 4, on September 13, 1996, the Company acquired through its wholly-owned subsidiary, American Passage Media, Inc., substantially all the assets of American Passage Media Corporation ("American Passage") relating to its college and high school media and marketing businesses.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

2. Significant Accounting Policies

Fiscal Year End

On August 21, 1996, the Company's board of directors elected to change the fiscal year end of the Company to a June 30th year end.

Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are generally considered to be cash equivalents.

Investments in Marketable Securities

The Company records its investment in marketable securities in accordance with Financial Accounting Standards Board Statement No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires management to determine the appropriate classification of debt securities at the time of purchase and to reevaluate such designation as of each balance sheet date.

The Company's securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains are included in gain on sale of investments reflected in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of five years. Expenditures for maintenance and repairs are charged to operations as incurred.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


2. Significant Accounting Policies (continued)

Organization Costs

Organizations costs are being amortized using the straight-line method over five years.

Revenue Recognition

The Company's primary source of revenue will be revenue from the sale of sponsorships of network events, fees collected for showing certain events on the network, and the sale of tickets to its program events. Revenue is recorded when the events are broadcast.

Advertising Costs

The Company expenses advertising costs related to its programming events as incurred. Advertising expense for the six months ended June 30, 1996 and 1995 and the years ended December 31, 1995 and 1994 were $62,213, $0, $7,968 and $0, respectively.

Income Taxes

The Company, which operated as a partnership until its Initial Public Offering in April 1996 (see Note 3), had incurred losses since its inception. Those losses were utilized by the individual partners in prior periods and were not available to the Company. Commencing with the Initial Public Offering, the Company began accounting for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes." Under this method, deferred income taxes are provided for differences between the carrying amounts of the Company's assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


2. Significant Accounting Policies (continued)

Earnings Per Share

The calculation of earnings per share assumes that all common stock issued within a one year period prior to the initial public offering of the Company's stock (see Note 3) was outstanding for all periods. Loss per common share is based on the net loss for the period divided by the weighted average number of shares of common stock outstanding for the period. Shares issuable upon the exercise of all common stock equivalents and other potentially dilutive securities are not included in the computations for 1996, 1995 and 1994 since their effect is not dilutive.

Use Of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Initial Public Offering

In April 1996, the Company completed its initial public offering (the "Initial Public Offering") of 2,300,000 shares of common stock for $5.00 per share, including the issuance of 2,645,000 warrants at $.10 per warrant. The warrants are exercisable to purchase one share of common stock commencing one year after the effective date of the Initial Public Offering and expire five years after such effective date. The Company realized net proceeds of approximately $9.7 million from the Initial Public Offering.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


4. Acquisition

On September 13, 1996, the Company through its newly created wholly owned subsidiary American Passage Media, Inc. ("American Passage") acquired from American Passage Media Corporation ("APMC") substantially all of APMC's assets relating to its college and high school media, marketing, and service businesses. The businesses acquired include APMC's college newspaper placement operations, college campus postering operations, high school focused gymboards operations and various other advertiser and event sponsorship related activities. APMC is a Washington Corporation which has been involved in the young adult marketing business since 1976.

As consideration for the assets, the Company: (1) paid APMC approximately $3.5 million in cash, (2) issued to APMC a two-year subordinated promissory note for $750,000, (3) issued to APMC a contingent option to purchase up to 100,000 shares of the Company's common stock pursuant to an option agreement, (4) entered into a two-year consulting agreement with APMC for $273,600 and (5) assumed certain of the contractual obligations of APMC. The acquisition will be accounted for under the purchase method of accounting.

The following unaudited supplemental pro forma information is presented as if the Company had completed the acquisition as of January 1, 1995:

                                   Six Months Ended June Year Ended December 31,
                                         30, 1996                  1995
                                   --------------------- -----------------------
Net revenue                         $    3,082,739         $    5,523,433
Net loss applicable to common stock     (1,908,237)            (2,179,322)
Net loss per common share                     (.22)                 (.34)
Common shares outstanding                8,654,440              6,354,440

The pro forma information is not necessarily indicative either of the results of operations that would have occurred had this transactions been made at the beginning of the period or of future results of operations.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


5. Property and Equipment

Property and equipment consists of the following at:

                                                      June 30,                  December 31
                                                        1996              1995               1994
                                                  -----------------------------------------------------
Equipment                                           $   3,685,823     $   2,852,655        $   310,702
Furniture and fixtures                                     11,387             8,031              8,031
Computer equipment                                         26,822            10,719             10,719
Office equipment                                           12,312             5,910              3,066
                                                  -----------------------------------------------------
                                                        3,736,344         2,877,315            332,518
Less accumulated amortization and depreciation
                                                         (654,724)         (346,110)           (33,452)
                                                  -----------------------------------------------------
                                                    $   3,081,620     $   2,531,205      $     299,066
                                                  =====================================================

6. Income Taxes

At June 30, 1996, the Company had a net operating loss carryforward for income tax purposes of approximately $1,104,000 that will expire in the year 2011. For financial reporting purposes, a valuation allowance of $375,320 has been recognized to offset the deferred tax asset related to those carryforwards. The net operating loss carryforward at June 30, 1996 is subject to limitations brought about by the Company's change of the tax year end. Accordingly, only one-sixth of the approximately $1,104,000 net operating loss may be used per year for the next six years to offset income.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

6. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 1996 are as follows:

   Deferred tax assets:

      Net operating loss carryforwards        $       375,320
                                              ---------------
   Total deferred tax assets                          375,320
      Valuation allowance                            (375,320)
                                              ---------------
   Net deferred tax                           $             -
                                              ===============

No federal or state tax provision has been provided for at June 30, 1996 due to significant losses incurred.

7. Related Party Transactions

Programming Services Agreement

During 1995, the Company entered into an agreement with the Fields & Hellman Company ("Fields & Hellman") for programming acquisition services which terminates on December 31, 1997. This agreement was amended in December 1995. Fields & Hellman is entitled to receive royalties of 10% of the pre-tax income of the Company until December 1999.

Fields & Hellman will also receive an annual fee for its services. For the six months ended June 30, 1996 and 1995 and the year ended December 31, 1995, such fees totaled $225,000, $150,000 and $300,000, respectively, and were fully expensed. The annual fees for the years ended June 30, 1997 and 1998 are $500,000 and $275,000, respectively.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. Related Party Transactions (continued)

Additionally, Fields & Hellman receives an annual fee for overhead (primarily relating to the Company's office in Los Angeles, California) paid in equal monthly installments. The annual overhead fee for the six months ended June 30, 1996 and 1995 and the year ended December 31, 1995 of $131,250, $125,000 and
$250,000, respectively, was fully expensed. Such fees for the years ended June 30, 1997 and 1998 are $269,000 and $138,000, respectively. The Company believes that these overhead fees are comparable to terms which could have been obtained from an unrelated third party.

The Company has also granted Fields & Hellman an option to purchase 552,560 shares of common stock at an exercise price of $1.58 per share.

Management Services

In accordance with the Partnership's partnership agreement, Universal Access Network, Inc., the General Partner, was entitled to receive annual compensation and additional bonus compensation. Compensation paid to the General Partner for the six months ended June 30, 1996 and 1995 was approximately $113,000 and for the years ended December 31, 1995 and 1994 was $220,000 and $104,000, respectively. This compensation represents the salaries of the Company's Chief Executive Officer and President. This agreement was canceled upon the effective date of the reorganization described in Note 1.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


8. Commitments

Leases

The Company leases office space for its corporate headquarters in New York. In January 1996, the Company entered into a new sublease agreement for office space. The minimum annual rental commitments for the term of this sublease are as follows:

1997                                                        $      65,000
1998                                                               43,333
                                                            =============
Total minimum lease payments                                $     108,333
                                                            =============

Rent expense for the six months ended June 30, 1996 and 1995 and the years ended
December  31,  1995  and  1994  was  $32,118,   $15,000,  $30,139  and  $20,417,
respectively.

Consulting Agreement

On September 22, 1995, the Company entered into a one year consulting agreement related to new business development in the programming area. The agreement provided for a consulting fee of $4,000 per month and also granted an option to purchase a 1% equity interest in the Company (93,000 shares of common stock) for $200,000 at any time prior to October 31, 1996. The agreement was terminated in November of 1995; however, the equity purchase option remained open until October 31, 1996 when it expired unexercised.

9. Capital Contributions

On January 18, 1995, the Company received additional capital contributions in the amount of $1,865,000, pursuant to a Subscription Agreement dated December 7, 1994. The amount represents the second payment of $2 million less expenses incurred related to this financing transaction. The first payment of $2 million was received prior to December 31, 1994. In accordance with the subscription agreement, the $1,865,000 was deposited into an escrow account to be drawn upon as the Company entered into additional school contracts. As of June 30, 1996, the Company had entered into the required 20 school contracts and therefore the balance of the escrow account, $3,418, was available to the Company without restriction and is included in the cash balances at that date.

                           Network Event Theater, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


10. Stock Option Plan

Upon the effective date of the Initial Public Offering, the Company adopted a Stock Option Plan (the "Plan") in order to grant employees and others providing services to the Company incentive stock options. The Plan allows for the granting of options to purchase up to 400,000 shares of the Company's stock. The exercise price of the options granted in 1996 were at the fair market values at the date of grant.

The following table summarizes the Plan's transactions for the six months ended June 30, 1996:

     Options granted                                                845,560
     Options canceled or expired                                          -
     Options exercised                                                    -
                                                               --------------
     Options outstanding at June 30, 1996                           845,560
                                                               ==============
     Average price of options exercised                        $          -
     Weighted average exercise price at June 30, 1996          $          -
     Options exercisable at June 30, 1996                           845,560
     Options available for future grant                             200,000

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for the Plan to date. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been increased by approximately $169,000, or $.02 per share and $34,000, or $.01 per share for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. The fair value of the options granted during the six months ended June 30, 1996 and the year ended December 31, 1995 is estimated at $606,000 and $784,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 1.368, risk-free interest rate of 5.26% and an expected life of 3 years.

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

Name                                     Age           Position
----                                     ---           --------
Harlan D. Peltz........................  31            Chairman of the Board and Chief Executive Officer

Don Leeds..............................  45            President; Director

Bruce L. Resnik........................  50            Executive Vice President and Chief Financial Officer

Steven M. Flanders.....................  32            Senior Vice President-Strategic Alliances

Freddie Fields.........................  72            Director

George Lindemann.......................  60            Director

Jeffrey Berg...........................  49            Director

Jan Miller.............................  46            Director

Metin Negrin...........................  30            Director

Joseph Tahl............................  34            Director

     Harlan D. Peltz has been Chairman of the Board, Chief Executive Officer and Secretary of the Company since its inception. From September 1991 to July 1993, Mr. Peltz was an associate at Veronis, Suhler & Associates Inc., an investment banking firm specializing in the media industry. From July 1990 to May 1991, Mr. Peltz worked for Home Box Office in the area of international business development in Eastern Europe and South America. From September 1987 to August 1989, Mr. Peltz managed a family food service distribution business. Mr. Peltz received an MBA from the Stern School of Business at New York University in 1991.

     Don Leeds has been a director of the Company since December 1994. He was elected Executive Vice President-Strategic Planning and Business Development of the Company in June 1996 and then President in September 1996. From 1989 to June 1996, Mr. Leeds was a Managing Director at Veronis, Suhler & Associates Inc.

     Bruce L. Resnik has been Executive Vice President and Chief Financial Officer of the Company since October 1996. From August 1992 to September 1996, Mr. Resnik was the Director of Finance of the International Division of Grey Advertising. From January 1991 to August 1992, Mr. Resnik worked as an independent consultant to equipment leasing companies.

     Steven M. Flanders has been Senior Vice President-Strategic Alliances of the Company since September 1996. From May 1995 to September 1996, Mr. Flanders was the Vice President of Business Development at EMCI, Ltd., a leading entertainment and marketing company. From October 1993 to May 1995, Mr. Flanders was the President of Entertainment Management Corp., a sports and entertainment marketing and consulting firm. From May 1991 to October 1993, Mr. Flanders was a marketing executive at International Management Group, a leading sports management and marketing agency.

     Freddie Fields has been a director of the Company since February 1996 and a consultant to the Company since January 1995. Since September 1993, Mr. Fields has been the Chairman of Fields & Hellman Company, a motion picture and television production company. Mr. Fields has also been the Executive

Producer of "The Montel Williams Show" since September 1991. In 1990, Mr. Fields produced the motion picture "Glory". Mr. Fields has also served as the President and Chief Executive Officer of the talent agency, Creative Management Associates (now known as International Creative Management), and as the President of Metro Goldwyn Mayer and United Artists motion picture studios. Mr. Fields is a member of the Board of Directors of The Sports and Entertainment Commission of the City of Los Angeles. Mr. Fields is also a director of Dove Audio, Inc.

     Jeffrey  Berg has been a director  of the Company  since March 1996.  Since
1985,  Mr.  Berg  has  been  the  Chairman  and  Chief   Executive   Officer  of
International Creative Management, Inc.

     Jan Miller has been a director of the Company since February 1996. Since January 1980, Ms. Miller has been the Chief Executive Officer of Dupree, Miller & Associates, a literary agency whose clients include Anthony Robbins, Stephen Covey, Les Brown and Maria Shriver.

     George Lindemann has been a director of the Company since August 1996. Since February 1990, Mr. Lindemann has been the Chairman and Chief Executive Officer of Southern Union Company, one of the largest natural gas distributors in the United States, and since May 1982, has been the President of Cellular Dynamics, Inc., the general partner of Activated Communications, L.P., a diversified communications firm. Mr. Lindemann founded Metro Mobile CTS, Inc., a cellular telephone company, in 1982 and served as its Chairman and Chief Executive Officer until it merged with Bell Atlantic Corporation in 1992. Mr. Lindemann also served as President of Vision Cable Communications, a pioneer in the cable television industry, from 1972-1981.

     Metin Negrin has been a director of the Company since December 1994. Since August 1993, Mr. Negrin has been the Chief Operating Office and a Manager Director of The Athena Group, a real estate investment firm. From July 1990 to July 1993, Mr. Negrin was an associate in the New York office of LaSalle Partners, a Chicago-based real estate firm.

     Joseph Tahl has been a director of the Company since December 1995. Since November 1995, Mr. Tahl has been the Executive Vice President and General Counsel of The Athena Group. From November 1990 to November 1995, Mr. Tahl was Associate General Counsel of The Trump Organization, a real estate acquisition, finance and development firm.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board, subject to the provision of certain employment agreements. See "Executive Compensation -- Employment and Consulting Agreements."

     The Company has obtained key man life insurance on the life of Mr. Peltz in the amount of $2 million.

     In connection with the Offering, the Company agreed, for a period of three years following the date of the Offering, if so requested by Whale Securities Co., L.P., the underwriter of the Offering (the "Underwriter"), to nominate and use its best efforts to elect a designee of the Underwriter as a director of the Company or, at the Underwriter's option, as a non-voting advisor to the Company's Board of Directors. The Underwriter has not exercised its rights to designate such a person.

     Harlan Peltz and a group of stockholders of the Company have agreed to vote their shares in favor of the other's nominees to the Company's Board of Directors. See "Certain Relationships and Related Transactions."

Compliance with Section 16(A) of The Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than 10% of the outstanding common stock of the Company (collectively, "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on the Company's review of the copies of these reports received by it, and written representations received from certain reporting persons, the Company believes that all filings required to be made by the reporting persons for the fiscal year ended June 30, 1996 were timely made, except that (i) the Company has not received copies of any reports or written representations from Jeffrey Berg and (ii) since the Company's Board of Directors elected to change its fiscal year to June 30 more than 45 days after June 30, 1996, Harlan Peltz and Don Leeds have not timely filed Forms 5 relating to the granting of stock options by Mr. Peltz and the Company to Mr. Leeds. See "Certain Relationships and Related Transactions."

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to Harlan D. Peltz, the Company's Chief Executive Officer, and Lawrence Kieves, the Company's President at June 30, 1996, for the fiscal years ended June 30, 1994, 1995 and 1996. No other executive officer received compensation in any of those fiscal years that exceeded $100,000.

                           Summary Compensation Table

                                                     Annual Compensation
                                          --------------------------------------
            Name And                                             Other Annual
       Principal Position          Year   Salary ($)  Bonus ($) Compensation ($)
--------------------------------- ------  ----------  --------- ----------------

Harlan D. Peltz,                   1994   $ 16,667    $    --      $    --
   Chief Executive Officer.......  1995   $ 78,846    $    --      $    --
                                   1996   $112,500                 $    --

Lawrence Kieves,                   1994   $ 25,000    $    --      $    --
   President.....................  1995   $ 92,308    $    --      $    --
                                   1996   $112,500    $    --      $    --



     Prior to the Offering and related Reorganization, the salaries of Harlan Peltz and Lawrence Kieves were paid by the Partnership through its general partner.

Employment and Consulting Agreements

     On April 2, 1996, the Company entered into a three-year employment agreement with Harlan Peltz, its Chairman of the Board and Chief Executive Officer. The agreement requires Mr. Peltz to devote substantially all of his business time to the management and operations of the Company and provides for a base annual salary of $110,000 during the term of the agreement, subject to increase as determined by the Board of Directors. Mr. Peltz also may be granted annual bonuses at the discretion of the Board of Directors. The agreement provides that if Mr. Peltz is terminated without cause, he will continue to receive the base salary during the remainder of the contract term. The agreement also provides that the Company will continue to pay the base salary to Mr. Peltz or his legal representative in the event of his termination due to disability or death, for a period ending on the earlier of the one-year anniversary of such termination or the end of the employment term. The agreement contains provisions prohibiting Mr. Peltz from competing with the Company during the term of employment and for a period of one year thereafter.

     The Company also entered into a two-year employment agreement with Lawrence Kieves, its President, in April 1996. Mr. Kieves resigned as President and a director of the Company on August 21, 1996 and, except for a provision prohibiting Mr. Kieves from competing with the Company for a period of one year from that date, his employment agreement terminated.

     On June 17, 1996, the Company entered into a three-year employment agreement with Don Leeds to serve as its Executive Vice President-Strategic Planning and Business Development. (Mr. Leeds was elected President in September 1996.) The agreement requires Mr. Leeds to devote substantially all of his business time to the management and operations of the Company and provides for a base annual salary of $200,000 during the term of the agreement, subject to increase as determined by the Board of Directors. Mr. Leeds may also be granted annual bonuses at the discretion of the Board of Directors. The agreement requires the Company to provide and maintain certain insurance benefits for Mr. Leeds. The agreement provides that in the event of Mr. Leeds' termination due to disability or death, the Company will continue to pay the base salary to him or his estate for a period ending on the earlier of the one-year anniversary of such termination or the end of the contract term. The agreement also provides that Mr. Leeds may terminate his employment for Good Reason (as defined), in which event he will be entitled to receive his base salary for the remainder of the contract term. The agreement contains provisions prohibiting Mr. Leeds from competing with the Company during the term of employment and, upon the satisfaction of certain conditions, for a period of one year thereafter. In connection with his employment by the Company, Mr. Leeds also received a $50,000 fee for consulting services he rendered to the Company prior to his employment, and options from the Company and Harlan Peltz. See "Certain Relationships and Related Transactions."

     The Company has entered into a consulting agreement with an entity owned by Freddie Fields and Jerome Hellman pursuant to which the Company has engaged Messrs. Fields and Hellman to acquire rights to programming. See "Certain Relationships and Certain Transactions."

     On September 9, 1996, the Company entered into a three-year employment agreement with Steven Flanders to serve as its Senior Vice President-Strategic Alliances. The agreement provides for a base annual salary of $120,000 during the term of the agreement, subject to increase as determined by the Board of Directors. Mr. Flanders may also be granted annual bonuses at the discretion of the Board of Directors. The agreement provides that in the event of Mr. Flanders' termination due to disability or death, the Company will continue to pay the base salary to him or his estate for a period ending on the earlier of the six-month anniversary of such termination or the end of the contract term. The agreement contains provisions prohibiting Mr. Flanders from competing with the Company during the term of employment and for a period of one year thereafter. In connection with his hiring, Mr. Flanders was granted options pursuant to the Company's 1996 Employee Stock Option Plan to purchase up to 40,000 shares of the Company's common stock at the fair market value of the stock on the date of grant.

     On September 26, 1996, the Company entered into a three-year employment agreement with Bruce L. Resnik to serve as its Executive Vice President-Cheif Financial Officer. The agreement provides for a base annual salary of $175,000 during the term of the agreement, subject to increase as determined by the Board of Directors. Mr. Resnik may also be granted annual bonuses at the discretion of the Board of Directors. The agreement provides that in the event of Mr. Resnik's termination due to disability or death, the Company will continue to pay the base salary to him or his estate for a period ending on the earlier of the six-month anniversary of such termination or the end of the contract term. The agreement contains provisions prohibiting Mr. Resnik from competing with the Company during the term of employment and for a period of one year thereafter. In connection with his hiring, Mr. Resnik was granted options pursuant to the Company's 1996 Employee Stock Option Plan to purchase up to 50,000 shares of the Company's common stock at the fair market value of the stock on the date of grant.

ITEM 11. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL
OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of November 15, 1996 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's executive officers and directors and (iii) all executive officers and directors of the Company as a group.

                                           Amount And Nature
Name And Address                            of Beneficial           Percent of
of Beneficial Owner(1)                       Ownership(2)             Class
----------------------                       ------------             -----

Harlan D. Peltz                                 2,392,813             27.6%

A. Alfred Taubman(3)                              788,889              9.1
200 East Long Lake Road
Bloomfield Hills, MI 48304

George Lindemann(4)                               630,757              7.3
c/o Cellular Dynamics, Inc.
767 Fifth Avenue
New York, NY 10153

Crescent International Holdings                   563,060              6.5
c/o Reid & Priest
40 West 57th Street
New York, NY 10019

                                             Amount And Nature
Name And Address                              of Beneficial        Percent of
of Beneficial Owner(1)                         Ownership(2)           Class
----------------------                         ------------           -----
Roy F. Zurkowski(5)                               450,448              5.2
451 Goodhue Road
Bloomfield Hills, MI 48304

Freddie Fields(6)                                 332,587              3.7
c/o The Fields & Hellman Company
8899 Beverly Boulevard
Los Angeles, CA 90048

Don Leeds(7)                                      187,045              2.1

Metin Negrin                                       75,276               .9

Joseph Tahl                                            --               --

Jeffrey Berg                                           --               --

Jan Miller                                             --               --

Bruce L. Resnik                                        --               --

Steven M. Flanders                                     --               --

All executive officers and directors as a       3,618,478(4)(6)(7)    40.0
group (10 individuals)

-----------------------

(1) Unless otherwise indicated, the address of each beneficial owner identified is 149 Fifth Avenue, New York, New York 10010.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person with 60 days from the date of this Form 10-KSB upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this Form 10-KSB have been exercised.

(3)  As trustee of the A. Alfred Taubman Restated Revocable Trust.

(4) All shares owned by Activated Communications Limited Partnership ("ACLP"), which is entirely owned, directly or indirectly, by Mr. Lindemann and his family members. Mr. Lindemann is the President, and he and his family members are the sole shareholders, of the general partner of ACLP.

(5)  As trustee of the Roy F. Zurkowski Trust.

(6) Includes 276,280 shares issuable upon exercise of an option owned by a family trust of which Freddie Fields is a trustee.

(7)  Includes 125,332 shares issuable upon exercise of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reorganization

     Prior to the Offering, the Company's business was conducted by the Partnership. In connection with the Offering, the Partnership effected a reorganization (the "Reorganization") pursuant to which (i) the Partnership assigned all of its assets to the Company and the Company assumed all of the Partnership's liabilities, (ii) in exchange for those assets, the Company issued 6,354,440 shares of Common Stock to the Partnership, (iii) the Partnership distributed those shares to its partners in proportion to their interests in the Partnership, and (iv) the Partnership dissolved. In connection with that Reorganization, Harlan Peltz, Chairman and Chief Executive Officer of the Company, received 2,392,813 shares; NET Portfolio Investors, L.P. ("NET Portfolio") received 2,771,332 shares; Fields & Hellman Company, of which Freddie Fields, a director of the Company, is a beneficial owner, received an option to purchase 552,560 shares; and Don Leeds, President and a director of the Company, received 56,713 shares.

Transactions With Directors And Stockholders

     Upon its formation, the Partnership issued to Mr. Peltz a 99% limited partnership interest and to Universal Access Network, Inc., a Delaware corporation wholly-owned by Mr. Peltz (the "General Partner"), a 1% general partnership interest, for aggregate consideration of $50,010. Mr. Peltz's interest in the Partnership was subsequently diluted by Partnership financings and transfers by Mr. Peltz. In October 1994, Mr. Peltz transferred a portion of his interest in the Partnership to Don Leeds in consideration of investment banking services provided to the Partnership. Mr. Peltz received 2,392,813 shares of Common Stock in the Reorganization. Mr. Peltz may be deemed a "promoter" of the Company, as such term is defined in the Securities Act.

     Pursuant to the Partnership's partnership agreement, the General Partner was paid compensation for managing the Partnership of approximately $104,000 and $220,000 in 1994 and 1995, respectively. The salaries of Harlan Peltz and Lawrence Kieves were paid by the General Partner from those proceeds. See "Executive Compensation."

     In December 1994, the Partnership issued a limited partnership interest (exchanged for 2,596,332 shares of Common Stock in the Reorganization) to NET Portfolio in consideration of $4,100,000. NET Portfolio entered into an agreement with the Company pursuant to which NET Portfolio was granted the right to require the Company to include the 2,596,332 shares in any registration statement filed by the Company on behalf of any of the Company's other shareholders (the "NET Portfolio Registration Rights"). In December 1995, the Partnership issued an additional limited partnership interest (exchanged for 175,000 shares of Common Stock in the Reorganization) to NET Portfolio in consideration of $500,000. The Company included those shares in the Offering registration statement. NET Portfolio and Harlan Peltz entered into a shareholders agreement (the "Shareholders Agreement"), pursuant to which Mr. Peltz agreed to vote all shares of Common Stock owned by him in favor of the election of nominees of NET Portfolio so that NET Portfolio would be entitled to designate at least one-third of the directors of the Company, and NET Portfolio agreed to vote all shares of Common Stock owned by it in favor of the election of Mr. Peltz and his nominees so that Mr. Peltz would be entitled to designate at least a majority of the directors of the Company. The agreement provided, however, that upon the death or disability of Mr. Peltz, his estate or personal representative would vote all of his shares so that NET Portfolio would be entitled to designate at least a majority of the Company's directors. The
Shareholders Agreement also provided that Mr. Peltz would not vote any of his shares of Common Stock in favor of any sale of all or substantially all of the Company's assets or any merger of the Company unless NET Portfolio also voted in favor of such transaction. In addition, the Shareholders Agreement provided that Mr. Peltz would give NET Portfolio notice of any proposed sales by him of shares of Common Stock (other than sales in a public market), and NET Portfolio would then have the right to include certain of its own shares of Common Stock for sale to the prospective purchaser.

     Following consummation of the Offering, NET Portfolio dissolved and distributed its shares of Common Stock to its partners, including an entity controlled by George Lindemann, a director of the Company (630,757 shares), Freddie Fields, a director of the Company (56,307 shares), Metin Negrin, a director of the Company (75,276 shares), and all of the other 5% shareholders listed in Item 11 (other than Harlan Peltz). In connection with that dissolution
(i) NET Portfolio assigned the NET Portfolio Registration Rights to its partners and (ii) Harlan Peltz and those partners (who collectively own approximately 32.0% of the outstanding Common Stock and together with Harlan Peltz own approximately 59.6% of the outstanding Common Stock) have agreed to enter into a new shareholders agreement in substitution of the Shareholders Agreement pursuant to which the partners will exercise their rights by majority vote. Metin Negrin and Joseph Tahl are the designees of NET Portfolio's partners on the Company's Board of Directors.

     In connection with the Company's hiring of Don Leeds as Executive Vice President in June 1996, the Company granted to Mr. Leeds an option under the Company's 1996 Employee Stock Option Plan to purchase, at a price of $3.875 per share, up to 66,666 shares of Common Stock immediately, up to an additional 66,667 shares of Common Stock on and after June 17, 1997, and up to an additional 16,667 shares of Common Stock on and after June 17, 1998. In addition, Harlan Peltz granted to Mr. Leeds an option to purchase up to 176,000 shares of his Common Stock at the same price and in equal proportions over the same vesting periods.

     In connection with its acquisition of the young adult marketing businesses of APMC, the Company paid a $150,000 fee to Veronis, Suhler and Associates Inc. ("VS&A"). Don Leeds participated in the transaction on behalf of VS&A prior to joining the Company as its Executive Vice President, and was paid $45,000 by VS&A on account of that participation.

Transactions with Fields and Hellman

     Effective January 1995, the Company entered into a consulting agreement with Fields & Hellman Company, a corporation owned by Freddie Fields and Jerome Hellman. In December 1995, the Company and Fields & Hellman Company amended and restated the consulting agreement to provide, among other things, that Fields & Hellman Company will be entitled to receive annual consulting fees of $450,000 and $550,000 in 1996 and 1997, respectively, annual overhead expense reimbursements (primarily relating to the Company's office in Los Angeles, California) of $262,500 and $275,625 in 1996 and 1997, respectively, and 10% of the Company's pre-tax income through 1999. The Company has also granted Fields & Hellman Company an option to purchase 552,560 shares of Common Stock at an exercise price of $1.58 per share. For the fiscal year ended June 30, 1996, the Company paid consulting fees of $375,000 and overhead expenses of $256,249 under such agreement. To date, Fields & Hellman Company has facilitated the Company's school contracting and programming efforts. Each of Freddie Fields and Jerome Hellman owned a limited partnership interest in NET Portfolio and received 56,307 shares of Common Stock upon the dissolution of NET Portfolio.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

       (a)    Exhibits.

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.2 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.3 Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form SB- 2, Registration No. 33-80935, filed on March 6, 1996).

4.1 Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

4.2 Underwriter's Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.1   Employee  Stock Option Plan of Registrant  (incorporated  by reference to
       Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.2 Employment Agreement between Registrant and Harlan D. Peltz (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.3 Employment Agreement between Registrant and Don Leeds (incorporated by reference to Exhibit 1 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1996).

10.4 Employment Agreement between Registrant and Steven Flanders (incorporated by reference to Exhibit 1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1996).

10.5 Employment Agreement between Registrant and Bruce L. Resnik (incorporated by reference to Exhibit 2 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1996).

10.6 Agreement dated December 19, 1995 between Registrant and Fields & Hellman Company (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.7 NET Portfolio Investors Agreement dated December 21, 1995 between Registrant and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.8 Form of Shareholders Agreement between Harlan Peltz and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.9 Registration Rights Agreement dated December 21, 1995 between Registrant and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit
       10.7 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.10  Standard Form of School  Contract  (incorporated  by reference to Exhibit
       10.8  to  the   Registrant's   Registration   Statement   on  Form  SB-2,
       Registration No. 33-80935, filed on March 6, 1996).

10.11 Warrant Agreement dated March 5, 1996 between Registrant and Merv Adelson (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2, Registration No. 33- 80935, filed on March 6, 1996).

10.12 Registration Rights Agreement dated March 5, 1996 between Registrant and Merv Adelson (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.13 Asset Purchase Agreement dated September 13, 1996 among American Passage Media Corporation, Gilbert Scherer, the Registrant and American Passage Media, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed on September 28, 1996).

10.14 $750,000 Subordinated Promissory Note from American Passage Media, Inc. to American Passage Media Corporation (incorporated by reference to
       Exhibit 32 to the Registrant's Form 8-K filed on September 28, 1996).

10.15 Guaranty by the Registrant in favor of American Passage Media Corporation (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K filed on September 28, 1996).

10.16 Option Agreement between the Registrant and American Passage Media Corporation (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K filed on September 28, 1996).

10.17 Consulting and Non-Competition Agreement between American Passage Media, Inc. and American Passage Media Corporation (incorporated by reference to
       Exhibit 6 to the Registrant's Form 8-K filed on September 28, 1996).

10.18 Transition Agreement between American Passage Media, Inc. and American Passage Media Corporation (incorporated by reference to Exhibit 7 to the Registrant's Form 8-K filed on September 28, 1996).

10.19 Directory of Classes Representation Agreement between American Passage Media, Inc. and American Passage Media Corporation (incorporated by reference to Exhibit 8 to the Registrant's Form 8-K filed on September 28, 1996).

10.20 Business Loan Agreement between American Passage Media, Inc. and Signet Bank (incorporated by reference to Exhibit 9 to the Registrant's Form 8-K filed on September 28, 1996).

10.21 Promissory Note from American Passage Media, Inc. to Signet Bank (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K filed on September 28, 1996).

10.22 Commercial Security Agreement between American Passage Media, Inc. and Signet Bank (incorporated by reference to Exhibit 11 to the Registrant's Form 8-K filed on September 28, 1996).

10.23  Commercial   Guaranty  from  the  Registrant  in  favor  of  Signet  Bank
       (incorporated by reference to Exhibit 12 to the Registrant's Form 8-K filed on September 28, 1996).

10.24 Commercial Pledge and Security Agreement from the Registrant in favor of Signet Bank (incorporated by reference to Exhibit 13 to the Registrant's Form 8-K filed on September 28, 1996).

21     Subsidiaries of the Registrant.
27     Financial Data Schedule.

       (b)    Reports on Form 8-K.

              None.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 1996                                 NETWORK EVENT THEATER, INC.

                                                  By:/s/ Harlan D. Peltz
                                                     -------------------------
                                                     Harlan D. Peltz
                                                     Chairman of the Board and
                                                     Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 19, 1996                              /s/ Harlan D. Peltz
                                               -------------------
                                               Harlan D. Peltz
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

November 19, 1996                              /s/ Bruce L. Resnik
                                               -------------------
                                               Bruce L. Resnik
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)


November 19, 1996                              /s/ Don Leeds
                                               ----------------------
                                               Don Leeds
                                               President and Director

November 19, 1996                              /s/ Freddie Fields
                                               ----------------------
                                                   Freddie Fields
                                                   Director

November 19, 1996                              /s/ George Lindemann
                                               ----------------------
                                                   George Lindemann
                                                   Director

November 19, 1996                              /s/ Joseph Tahl
                                               ----------------------
                                                   Joseph Tahl
                                                   Director

                                  EXHIBIT INDEX

Exhibit No.

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.2 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.3 Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

4.1  Warrant  Agreement  (incorporated  by  reference  to  Exhibit  4.1  to  the
     Registrant's   Registration  Statement  on  Form  SB-2,   Registration  No.
     33-80935, filed on March 6, 1996).

4.2  Underwriter's  Warrant  (incorporated  by  reference  to Exhibit 4.2 to the
     Registrant's   Registration  Statement  on  Form  SB-2,   Registration  No.
     33-80935, filed on March 6, 1996).

10.1 Employee  Stock  Option Plan of  Registrant  (incorporated  by reference to
     Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.2 Employment Agreement between Registrant and Harlan D. Peltz (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33- 80935, filed on March 6, 1996).

10.3 Employment Agreement between Registrant and Don Leeds (incorporated by reference to Exhibit 1 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1996).

10.4 Employment Agreement between Registrant and Steven Flanders (incorporated by reference to Exhibit 1 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1996).

10.5 Employment Agreement between Registrant and Bruce L. Resnik (incorporated by reference to Exhibit 2 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1996).

10.6 Agreement dated December 19, 1995 between Registrant and Fields & Hellman Company (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.7 NET Portfolio Investors Agreement dated December 21, 1995 between Registrant and NET Portfolio Investors, L.P. (incorporated by reference to
     Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.8 Form of Shareholders Agreement between Harlan Peltz and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.9 Registration Rights Agreement dated December 21, 1995 between Registrant and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit
     10.7 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.10 Standard  Form of School  Contract  (incorporated  by reference to Exhibit
      10.8 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.11 Warrant Agreement dated March 5, 1996 between Registrant and Merv Adelson (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.12 Registration Rights Agreement dated March 5, 1996 between Registrant and Merv Adelson (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).


10.13 Asset Purchase Agreement dated September 13, 1996 among American Passage Media Corporation, Gilbert Scherer, the Registrant and American Passage Media, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed on September 28, 1996).

10.14 $750,000 Subordinated Promissory Note from American Passage Media, Inc. to American Passage Media Corporation (incorporated by reference to Exhibit 32 to the Registrant's Form 8-K filed on September 28, 1996).

10.15 Guaranty by the Registrant in favor of American Passage Media Corporation (incorporated by reference to Exhibit 4 to the Registrant's Form 8-K filed on September 28, 1996).

10.16 Option Agreement between the Registrant and American Passage Media Corporation (incorporated by reference to Exhibit 5 to the Registrant's Form 8-K filed on September 28, 1996).

10.17 Consulting and Non-Competition Agreement between American Passage Media, Inc. and American Passage Media Corporation (incorporated by reference to
      Exhibit 6 to the Registrant's Form 8-K filed on September 28, 1996).

10.18 Transition Agreement between American Passage Media, Inc. and American Passage Media Corporation (incorporated by reference to Exhibit 7 to the Registrant's Form 8-K filed on September 28, 1996).

10.19 Directory of Classes Representation Agreement between American Passage Media, Inc. and American Passage Media Corporation (incorporated by reference to Exhibit 8 to the Registrant's Form 8-K filed on September 28,
      1996).

10.20 Business Loan Agreement between American Passage Media, Inc. and Signet Bank (incorporated by reference to Exhibit 9 to the Registrant's Form 8-K filed on September 28, 1996).

10.21 Promissory  Note  from  American  Passage  Media,   Inc.  to  Signet  Bank
      (incorporated by reference to Exhibit 10 to the Registrant's Form 8-K filed on September 28, 1996).

10.22 Commercial Security Agreement between American Passage Media, Inc. and Signet Bank (incorporated by reference to Exhibit 11 to the Registrant's Form 8-K filed on September 28, 1996).

10.23 Commercial   Guaranty  from  the   Registrant  in  favor  of  Signet  Bank
      (incorporated by reference to Exhibit 12 to the Registrant's Form 8-K filed on September 28, 1996).

10.24 Commercial Pledge and Security Agreement from the Registrant in favor of Signet Bank (incorporated by reference to Exhibit 13 to the Registrant's Form 8-K filed on September 28, 1996).

21    Subsidiaries of the Registrant.

27    Financial Data Schedule.