Form 10QSB
period 1996-12-31
NETWORK EVENT THEATER INC
filed 1997-02-14
CIK 1005500

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended DECEMBER  31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to _____________

      Commission file number: 33-80935



                           NETWORK EVENT THEATER, INC.
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


                                 (212) 779-2740
              (Registrant's telephone number, including area code)


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.

Yes   X    No
     ---     ---

At February 14, 1996 there were 8,654,440 shares of Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):

Yes       No  X
    ---      ---

================================================================================

                           Network Event Theater, Inc.
                                   Form 10-QSB
                                      Index

                                                                          Page
PART I--FINANCIAL INFORMATION                                            Number

Item 1  Financial Statements

        Condensed consolidated balance
           sheets - December 31, 1996(unaudited)
           and June 30, 1996.............................................  1

        Condensed consolidated statements
           of operations - three and six months
           ended December 31, 1996 and 1995 (unaudited)..................  2

        Condensed consolidated statements
           of cash flows - six months ended
           December 31, 1996 and 1995(unaudited).........................  3

        Condensed consolidated statement
           of stockholders' equity - six
           months ended December 31, 1996 (unaudited)....................  4

        Notes to condensed consolidated
           financial statements..........................................  5

Item 2  Plan of Operation................................................  6

PART II--OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K.................................  10

Signatures...............................................................  11

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Network Event Theater, Inc
                      Condensed Consolidated Balance Sheets

                                                 December 31,        June 30,
                                                    1996               1996
                                                 ------------      -------------
ASSETS:                                                   (Unaudited)
Current assets:
    Cash and cash equivalents ..............     $  2,588,299      $    266,806
    Accounts receivable, net ...............        1,864,961               236
    Investments ............................        3,461,800         7,882,570
    Prepaid expenses and other
       current assets ......................          674,742            26,169
                                                 ------------      ------------
Total current assets .......................        8,589,802         8,175,781
                                                 ------------      ------------
Property and equipment, net
   of accumulated depreciation .............        3,143,196         3,081,620
Intangible assets, net
   of accumulated amortization .............        5,200,839            58,634
                                                 ------------      ------------
Total assets ...............................     $ 16,933,837      $ 11,316,035
                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and
       accrued expenses ....................     $  3,540,875      $    462,634
    Current portion of
       long-term debt ......................          725,000              --
                                                 ------------      ------------
Total current liabilities ..................        4,265,875           462,634
Long-term debt .............................        3,431,250              --
Stockholders' equity:
    Preferred stock, $.01 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding ....             --                --
    Common stock, $.01 par value,
       17,000,000 shares authorized,
       8,654,440 shares issued and
       outstanding at December 31,1996
       and June 30, 1996 ...................           86,544            86,544
    Additional paid-in capital .............       16,177,302        16,177,302
    Accumulated deficit ....................       (7,026,241)       (5,380,355)
    Unrealized depreciation on
       marketable equity securities ........             (893)          (30,090)
                                                 ------------      ------------
Total stockholders' equity .................        9,236,712        10,853,401
                                                 ------------      ------------
Total liabilities and
   stockholders' equity ....................     $ 16,933,837      $ 11,316,035
                                                 ============      ============

            See notes to condensed consolidated financial statements.

                           Network Event Theater, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                        Three months ended                 Six months ended
                                                                            December 31,                      December 31,
                                                                   ---------------------------        --------------------------
                                                                       1996           1995                1996            1995
                                                                       ----           ----                ----            ----
Net revenues ...................................................   $ 1,755,693    $         -         $ 2,672,958    $         -
Operating expenses
    Payroll and related taxes ..................................       846,596        191,603           1,278,827        323,195
    Professional fees ..........................................       489,624        398,624             772,373        642,629
    Other expenses .............................................     1,216,101        165,085           1,762,879        204,067
    Depreciation and amortization ..............................       384,681         81,514             482,059        163,027
                                                                   -----------    -----------         -----------    -----------
Total operating expenses .......................................     2,937,002        836,826           4,296,138      1,332,918
                                                                   -----------    -----------         -----------    -----------
Operating loss .................................................    (1,181,309)      (836,826)         (1,623,180)    (1,332,918)
Interest and other income (expense), net .......................       (63,343)        12,608              81,375         47,274
                                                                   -----------    -----------         -----------    -----------
Loss before provision for income taxes .........................    (1,244,652)      (824,218)         (1,541,805)    (1,285,644)
Provision for income taxes .....................................        77,956           --               104,081           --
                                                                   -----------    -----------         -----------    -----------
Net loss .......................................................   $(1,322,608)   $  (824,218)        $(1,645,886)   $(1,285,644)
                                                                   ===========    ===========         ===========    ===========
Net loss per common share ......................................   $     (0.15)   $     (0.10)        $     (0.19)   $     (0.15)
                                                                   ===========    ===========         ===========    ===========
Weighted average common shares outstanding .....................     8,654,440      8,654,440           8,654,440      8,654,440
                                                                   ===========    ===========         ===========    ===========

            See notes to condensed consolidated financial statements

                           Network Event Theater, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Six months ended
                                                            December 31,
                                                        -------------------
                                                        1996           1995
                                                        ----           ----

Net cash used in operating activities ..........    $  (562,258)    $  (898,840)

Cash flows from investing activities
   Purchase of property and equipment ..........       (437,138)     (2,449,068)
   Expenditures for acquisition of business ....     (5,256,131)           --
   Sale of investments .........................      4,420,770            --
                                                    -----------     -----------
Net cash used in investing activities ..........     (1,272,499)     (2,449,068)

Cash flows from financing activities
   Net proceeds from sale of common stock ......           --           906,578
   Net proceeds from issuance
      of long-term debt ........................      4,156,250            --
                                                    -----------     -----------
Net cash provided by financing activities ......      4,156,250         906,578
                                                    -----------     -----------
Net increase (decrease) in cash
   and cash equivalents ........................      2,321,493      (2,441,330)
Cash and cash equivalents at
   beginning of period .........................        266,806       3,232,035
                                                    -----------     -----------
Cash and cash equivalents
   at end of period ............................    $ 2,588,299     $   790,705
                                                    ===========     ===========
Supplementary cash flow information:
   Cash paid for interest ......................    $    89,892     $      --
   Cash paid for taxes .........................    $    40,066     $      --

            See notes to condensed consolidated financial statements

                           Network Event Theater, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                       Six Months ended December 31, 1996
                                   (Unaudited)

                                                          Common Stock
                                                     ----------------------
                                                     Shares          Amount
                                                     ------          ------
Balance at June 30, 1996 .....................      8,654,440    $     86,544
Net loss .....................................           --              --
Unrealized appreciation
   on marketable equity securities ...........           --              --
                                                 ------------    ------------
Balance at December 31, 1996 .................      8,654,440    $     86,544
                                                 ============    ============

                                                  Additional
                                                   paid-in        Accumulated
                                                   Capital          Deficit
                                                   -------          -------

Balance at June 30, 1996 .....................   $ 16,177,302    $ (5,380,355)
Net Loss .....................................           --        (1,631,586)
Unrealized appreciation
   on marketable securities ..................           --              --
                                                 ------------    ------------
Balance at December 31, 1996 .................   $ 16,177,302    $ (7,011,941)
                                                 ============    ============

                                                   Unrealized
                                                  Appreciation
                                                  On Marketable
                                               Equity Securities     Total
                                               -----------------     -----

Balance at June 30, 1996 ....................    $    (30,090)   $ 10,853,401
Net loss ....................................            --        (1,645,886)
Unrealized appreciation
   on marketable equity securities ..........          29,197          29,197
                                                 ------------    ------------
Balance at December 31, 1996 ................    $       (893)   $  9,236,712
                                                 ============    ============


            See notes to condensed consolidated financial statements

                           Network Event Theater, Inc.
              Notes to Condensed Consolidated Financial Statements
                               December 31, 1996
                                  (Unaudited)

1. Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in Network Event Theater, Inc.'s (the "Company") Form 10-KSB for the transition period ended June 30, 1996 filed with the Securities and Exchange Commission on November 20, 1996.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary American Passage Media, Inc. ("American Passage"). Because the Company has begun to earn significant revenues on a consolidated basis, it is no longer considered to be in the development stage.

2. Acquisition

     On September 13, 1996, the Company, through its newly created wholly owned subsidiary, American Passage, acquired from American Passage Media Corporation ("APMC") substantially all of APMC's assets relating to its college and high school media, marketing, and service businesses. The businesses acquired include APMC's college newspaper placement operations, college campus postering operations, high school focused GymBoardsTM operations and various other advertiser and sponsorship activities. APMC has been involved in the young adult marketing business since 1976.

     As   consideration   for  the  assets  (i)   American   Passage  paid  APMC
approximately $3.5 million in cash (representing a $4.0 million base price adjusted in accordance with the terms of the purchase agreement), (ii) American Passage issued to APMC a two-year subordinated promissory note for $750,000,
(iii) the Company issued to APMC a contingent option to purchase up to 100,000 shares of the Company's common stock pursuant to an option agreement, (iv) American Passage entered into a two-year consulting agreement with APMC for $273,600 and (v) American Passage assumed certain of APMC's contractual liabilities.

     The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price of the acquisition has been allocated to the assets based on their fair values at the date of acquisition. Intangible assets representing the excess of cost over the assets acquired and liabilities assumed of approximately $5.3 million is being amortized over a period of fifteen years. The results of operations of the property acquired is included in the Company's consolidated results of operations from its date of acquisition.

     The following unaudited supplemental pro forma information for the six months ended December 31, 1996 and 1995 is presented as if the Company had completed the acquisition of American Passage on July 1, 1995.

                                       Six Months            Six Months
                                          Ended                 Ended
                                    December 31, 1996     December 31, 1995
                                    -----------------     -----------------
Net revenue.......................     $2,767,228             $2,677,259
Net loss..........................     (2,080,077)            (1,126,790)
Net loss per common share.........          (0.24)                 (0.13)
Common shares outstanding.........      8,654,440              8,654,440

     The pro forma information is not necessarily indicative either of the results of operations that would have occurred had this transaction been made at the beginning of the period or of future results of operations.

                           Network Event Theater, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                                December 31, 1996
                                  (Unaudited)

3. Debt

     On September 13, 1996, in conjunction with the acquisition of certain assets of APMC (see Note 2), American Passage entered into a five year $3.5 million loan with Signet Bank (the "Loan"). The Loan is secured by all of American Passage's assets and is guaranteed by the Company. The Loan is payable in installments with the final installment due on September 30, 2001. Interest is payable monthly at a variable rate of interest set each ninety days based either on 300 basis points above LIBOR for U.S. Dollar deposits of ninety day maturity or 100 basis points above the prime rate of Signet Bank. The current rate of interest is 8.5313% per annum.

     Additionally, on September 13, 1996, American Passage delivered a two-year subordinated promissory note to APMC in the principal amount of $750,000 which provides for payment in eight equal quarterly installments of principal commencing December 13, 1996 together with interest thereon at the rate of 8% per year.

Item 2. Plan of Operation

     Network Event Theater, Inc. (the "Company") was organized in December 1995 as the successor to the business of Universal Access Network, L.P. The Company is engaged principally in the growth of its college campus theater network (the "Network") and in building or acquiring complementary media or marketing services businesses that focus on the college and young adult market. The Company believes that the college market will grow significantly over time because the children of baby boomers are reaching college age and beginning to attend college, because a higher percentage of young adults are attending college after completing high school and because more adults are returning to college for advanced degrees. According to the 1995 Digest of Education
Statistics prepared by the United States Department of Education, there are approximately 3,600 colleges and universities in the United States with enrollments of approximately 14 million students. This represents a large, yet fragmented and geographically dispersed target market representing significant personal spending power.

     The Company intends to continue to expand its college media and marketing businesses either through internal growth or acquisitions. On September 13, 1996, American Passage Media, Inc. ("American Passage"), a newly organized wholly owned subsidiary of the Company, acquired from American Passage Media Corporation ("APMC") substantially all of APMC's assets relating to its college and high school media and marketing business. APMC has been involved in the young adult marketing business since 1976. The acquired businesses included APMC's college newspaper placement operations, college campus postering operations, high school focused GymBoard(TM) operations and various other advertiser and event sponsorship related activities.

     The Company has also signed letters of intent to acquire three other companies engaged in various aspects of the college media and marketing business, and these transactions are subject to the completion of due diligence and to the preparation and execution of definitive agreements. The Company is also currently engaged in discussions with several other entities that may lead to future acquisitions. There can be no assurance that the Company will consummate these or any other transactions. The Company may pay for these or other acquisitions with either cash, common stock of the Company or both. The number of shares of the Company's common stock which might be issued in connection with these or any future acquisitions could be substantial in relation to the total number of shares that are presently outstanding. Any such issuance would result in dilution to the interests of the Company's present shareholders.

     The Company believes that the acquisition of American Passage and other college media and marketing businesses will allow it to provide an integrated and comprehensive program of media and marketing opportunities for a broad array of entertainment companies, sponsors and advertisers which are targeting the young adult market. For example, a motion picture studio which is previewing a major motion picture using the Network could launch a simultaneous and comprehensive marketing program (including advertisements in college newspapers, on-campus postering and other marketing vehicles and tools in the Company's portfolio) at campuses nationwide, not just those at which a Network theater has

                           Network Event Theater, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                                December 31, 1996
                                  (Unaudited)

been installed. The Company believes that this significant added reach will enable it to build more lucrative long term relationships with its clients. In the Fall of 1996, American Passage's full-time marketing force assisted the Network in selling such integrated programs to sponsors and advertisers. In addition, its staff placed advertisements in college newspapers relating to Network programs, its extensive field force of independent representatives placed posters on college campuses and otherwise augmented the Network's own field force to publicize events being shown on the Network's screens.

     The Company is now generating significant operating revenues on a consolidated basis and is no longer in the development stage. These revenues result from payments from program providers using the Network's screens and from the operations of American Passage. Because of expenses required to install Network theater equipment at colleges and to obtain programming for these theaters, the Company is still generating operating losses on a consolidated basis. These losses may continue and may remain significant until the Network begins to generate greater revenues from sponsorship, advertising and ticket sales.

     The Company's proposed plan of operations for its Network will be largely dependent upon the Company's ability to attract revenues from sponsors, advertisers and entertainment companies and to enter into agreements with a significant number of colleges and universities for the installation of theaters. The Company is focusing its initial marketing efforts on installing its equipment at 100 of the nation's largest colleges and universities. As of December 31, 1996, the Company had installed Network theater equipment at 31 campus theaters and had entered into contracts with four other schools. The Company intends to enter into agreements with approximately 25 additional colleges and universities during the next twelve months. The number of installations will be dependent upon the number of school contracts the Company is able to enter into. The Company currently has three full-time employees engaged in marketing the Company's Network to colleges and universities across the United States.

     Since January 1996, the Company has entered into a number of licensing agreements with content providers such as Miramax, Don King Productions, Mercury Records, Warner Brothers and ABC for individual productions. In August 1996, the Company entered into an agreement with HBO to show one program a month during the 1996-1997 academic year on its Network. In the Fall of 1996, among other events, the Company presented three HBO programs and premiered two movies for Miramax, including Swingers and Scream. The Network also premiered the R.E.M. Road Movie for Warner Brothers and presented a live concert featuring Rusted Root for Polygram. During the next twelve months, the Company intends to develop further relationships with these and other content providers to acquire rights to special events. However, there can be no assurance that the Company will attract and retain a sufficient number of schools and obtain the programming necessary to generate meaningful revenues or achieve profitable operations from its Network.

     Over the next twelve months the Company will continue to make significant capital investments as it continues to install equipment in theaters on college campuses. The Company has no current plans to increase staff significantly with regard to either the Network or any of American Passage's operations other than incremental increases in sales and administrative staff to generate and accommodate increased business.

Results of Operations

     During the three and six months ended December 31, 1996, the Company generated $1,756,000 and $2,673,000, respectively, in net revenues, principally from its subsidiary, American Passage. For the comparable periods in the prior year, the Company had not acquired American Passage and was still in the development stage, and did not earn any revenues. The acquisition of American Passage occurred on September 13, 1996 and only two weeks of revenues and expenses relating to its operations were included in the Company's results for the quarter ended September 30, 1996. However, this included a significant percentage of American Passage's overall revenues for that quarter because its revenues are generated primarily from newspaper ads run in college newspapers. The associated income is recorded in the period that the advertisement runs, namely the academic year.

                           Network Event Theater, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                                December 31, 1996
                                  (Unaudited)

     Operating expenses for the three months ended December 31, 1996 are proportionately greater than those for the six month period ended December 31, 1996 due to the first quarter's results for American Passage reflecting expenses only from the date of its acquisition. Amounts for interest and other income (expense) for the three and six month periods primarily reflect interest charges related to the acquisition of American Passage. For the comparable periods of the prior year interest and other income (expense) reflect the interest income earned on the proceeds of the Company's initial public offering (see below).

Liquidity and Capital Resources

     The Company consummated an initial public offering of its common stock and warrants on April 9, 1996 (the "Offering"), pursuant to which it raised net proceeds of approximately $10.275 million, of which $0.5 million was used to prepay previously existing Company indebtedness. As of December 31, 1996, the Company had cash (and cash equivalents) and investments in the amount of approximately $2.6 million and $3.5 million, respectively, on a consolidated basis. Since the Offering, the Company has purchased approximately $1.1 million of Network theater equipment and invested approximately $0.5 million in the acquisition of American Passage. The balance of the proceeds have otherwise been used to fund the Company's operations.

     The Company's primary capital requirement with respect to its Network has been to fund the purchase and installation of theater equipment on college campuses. Based on current plans, the Company anticipates that it has sufficient resources to enable it to install theater equipment in 25 additional campus theaters (at an estimated cost of $90,000 per theater) and to otherwise satisfy its contemplated cash requirements for the next twelve months. In order to reduce the Company's up-front capital requirements associated with the expansion of its Network, the Company may seek to lease rather than purchase a portion of its Network theater equipment. There can be no assurance that the Company will be able to obtain satisfactory equipment leasing arrangements.

     In connection with its acquisition of certain assets of APMC's young adult marketing business, (i) American Passage paid APMC approximately $3.5 million in cash (representing a $4.0 million base price adjusted in accordance with the terms of the purchase agreement), (ii) American Passage issued to APMC a two-year subordinated promissory note for $750,000, (iii) the Company issued to APMC a contingent option to purchase up to 100,000 shares of the Company's common stock pursuant to an option agreement, (iv) American Passage entered into a two-year consulting agreement with APMC for $273,600 and (v) American Passage assumed certain of APMC's contractual liabilities. The cash portion of the purchase price and related transaction costs were funded by a $500,000 equity contribution from the Company to American Passage and a five year $3,500,000 loan to American Passage from Signet Bank. The loan is secured by all of American Passage's assets and is guaranteed by the Company. American Passage is anticipated to be able to fund its cash and debt service requirements out of its own operations.

     Any implementation of the Company's business plan beyond the next twelve months may require financial resources substantially greater than the proceeds of the Offering or otherwise currently available to the Company. In the event that the Company's plans and assumptions with respect to Network change or prove to be inaccurate or if the proceeds of the Offering otherwise prove to be insufficient to implement its business plan with respect to the Network (due to unanticipated expenses or technical or other problems), or if its assumptions with respect to American Passage being able to fund its operations and make required debt service payments prove to be inaccurate, then the Company could be required to seek additional financing. The inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. The Company may also determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the cost of additional expansion of its Network and the cost to develop or acquire additional college marketing business complementary to the Network. To the extent that the Company finances its requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of the Company's stockholders.

                           Network Event Theater, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                                December 31, 1996
                                  (Unaudited)

     (Unaudited)Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with financing activities, the Company will be subject to all of the risks associated with incurring substantial indebtedness including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all.

                                    PART II

                                OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Exhibit 1--Employment Agreement with Shelia Kloefkorn.

     (b)  Reports on Form 8-K.


     On September 28, 1996 the registrant filed a report on Form 8-K reporting its acquisition of certain assets of American Passage Media Corporation and including audited financial statements of the acquired businesses for the years ended June 30, 1996 and 1995. Amendment No. 1 to that Form 8-K contained certain required proforma financial information and was filed on November 26, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



February 14, 1997





            By: /s/ Harlan D. Peltz
                ------------------------------------
                 Harlan D. Peltz
                 Chairman of the Board
                 and Chief Executive Officer



            By: /s/ Bruce Resnik
                ------------------------------------
                 Bruce Resnik
                 Executive Vice President,
                 Chief Financial Officer and
                 Chief Accounting Officer