Form 10QSB
period 1997-03-31
NETWORK EVENT THEATER INC
filed 1997-05-15
CIK 1005500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH  31, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

                        Commission file number: 33-80935

                           NETWORK EVENT THEATER, INC.
         (Exact name of Small Business issuer as specified in its charter)

            Delaware                                       13-3864111
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

  149 Fifth Avenue, New York, New York                            10010
(Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number including area code:        (212) 779-2740

--------------------------------------------------------------------------------

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.

Yes ___X___     No _____

At May 13, 1997 there were 8,845,450 shares of Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):

Yes _____     No X

                           Network Event Theater, Inc.
                                   Form 10-QSB

                                      Index

PART I  -  FINANCIAL INFORMATION                                     Page Number

Item 1  Financial Statements
         Condensed consolidated balance sheets - March 31, 1997
                  (unaudited) and June 30, 1996                                1
         Condensed consolidated statements of operations - three and nine
                  months ended March 31, 1997 and 1996 (unaudited)             2
         Condensed consolidated statements of cash flows - nine months
                  ended March 31, 1997 and 1996 (unaudited)                    3
         Condensed consolidated statement of stockholders' equity - nine
                  months ended March 31, 1997 (unaudited)                      4
         Notes to condensed consolidated financial statements                  5

Item 2  Plan of Operation                                                      9

PART II  -  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    15

                                     Part I
                              Financial Statements

Item 1. Financial Statements

                           Network Event Theater, Inc
                      Condensed Consolidated Balance Sheets


                                                                                 March 31,        June 30,
                                                                                    1997            1996
                                                                               ------------    ------------
                                                                               (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                                   $    891,308    $    266,806
   Accounts receivable, net                                                       3,179,883             236
   Investments                                                                    2,490,150       7,882,570
   Prepaid expenses                                                                 654,840            --
   Deposits and other current assets                                                 25,163          26,169
                                                                               ------------    ------------
Total current assets                                                              7,241,344       8,175,781
                                                                               ------------    ------------

Property and equipment, net of accumulated depreciation                           4,827,171       3,081,620
Intangible assets, net of accumulated amortization                                5,243,632          58,634
                                                                               ------------    ------------
Total assets                                                                   $ 17,312,147    $ 11,316,035
                                                                               ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                       $  3,593,249    $    462,634
   Current portion of long-term debt                                                725,000            --
                                                                               ------------    ------------
Total current liabilities                                                         4,318,249         462,634

Long-term debt                                                                    5,209,037            --

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares
      issued and outstanding                                                           --              --
   Common stock, $.01 par value, 17,000,000 shares authorized,
      8,654,440 shares issued and outstanding at March 31,1997
      and June 30, 1996                                                              86,544          86,544
   Additional paid-in capital                                                    16,177,302      16,177,302
   Accumulated deficit                                                           (8,476,926)     (5,380,355)
   Unrealized depreciation on marketable equity securities                           (2,059)        (30,090)
                                                                               ------------    ------------
Total stockholders' equity                                                        7,784,861      10,853,401
                                                                               ------------    ------------
Total liabilities and stockholders' equity                                     $ 17,312,147    $ 11,316,035
                                                                               ============    ============

            See notes to condensed consolidated financial statements

                           Network Event Theater, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three months ended              Nine months ended
                                                          March 31,                      March 31,
                                                  ----------------------        --------------------------
                                                     1997           1996           1997           1996
                                                     ----           ----           ----           ----
Net revenues                                      $ 2,265,011    $      --      $ 4,937,969    $      --
Operating expenses
    Payroll and related taxes                         955,765        166,552      2,234,592        489,747
    Professional fees                                 464,642        354,663      1,237,015        997,292
    Other expenses                                  1,882,985        193,599      3,645,813        397,666
    Depreciation and amortization                     312,226        155,266        794,285        318,293
                                                  -----------    -----------    -----------    -----------
Total operating expenses                            3,615,618        870,080      7,911,705      2,202,998
                                                  -----------    -----------    -----------    -----------
Operating loss                                     (1,350,607)      (870,080)    (2,973,736)    (2,202,998)
Interest and other income (expense), net              (39,219)           508         42,156         47,782
                                                  -----------    -----------    -----------    -----------
Loss before provision for income taxes             (1,389,826)      (869,572)    (2,931,580)    (2,155,216)
Provision for income taxes                             60,910           --          164,991           --
                                                  -----------    -----------    -----------    -----------

Net loss                                          $(1,450,736)   $  (869,572)   $(3,096,571)   $(2,155,216)
                                                  ===========    ===========    ===========    ===========
Net loss per common share                         $     (0.17)   $     (0.10)   $     (0.36)   $     (0.25)
                                                  ===========    ===========    ===========    ===========

Weighted average common shares outstanding          8,654,440      8,654,440      8,654,440      8,654,440
                                                  ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements

                           Network Event Theater, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Nine months ended
                                                                  March 31,
                                                         --------------------------
                                                             1997           1996
                                                             ----           ----
Net cash used in operating activities                    $(2,949,426)   $(1,753,958)

Cash flows from investing activities
   Purchase of property and equipment                     (2,369,656)    (2,670,491)
   Expenditures for acquisition of business               (5,382,873)          --
   Sale of investments                                     5,392,420           --
                                                         -----------    -----------
Net cash used in by investing activities                  (2,360,109)    (2,670,491)

Cash flows from financing activities
   Net proceeds from sale of common stock                       --          906,578
   Net proceeds from note payable                               --          500,000
   Net proceeds from issuance of long-term debt            5,934,037           --
                                                         -----------    -----------
Net cash provided by financing activities                  5,934,037      1,406,578
                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents         624,502     (3,017,871)
Cash and cash equivalents at beginning of period             266,806      3,232,035
                                                         -----------    -----------

Cash and cash equivalents at end of period               $   891,308    $   214,164
                                                         ===========    ===========

Supplementary cash flow information:
   Cash paid for interest                                $   199,102    $      --
   Cash paid for taxes                                   $   142,352    $      --


            See notes to condensed consolidated financial statements

                           Network Event Theater, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                        Nine Months ended March 31, 1997
                                   (Unaudited)

                                                        Common Stock
                                               ---------------------------
                                               Shares               Amount
                                               ------               ------
Balances at June 30, 1996                      8,654,440          $     86,544
Net loss                                            --                    --
Unrealized appreciation on
  marketable equity securities                      --                    --
                                            ------------          ------------
Balances at March 31, 1997                     8,654,440          $     86,544
                                            ============          ============

                                             Additional
                                               paid-in             Accumulated
                                               Capital               Deficit
                                               -------               -------
Balances at June 30, 1996                   $ 16,177,302          $ (5,380,355)
Net Loss                                            --              (3,096,571)
Unrealized appreciation on
  marketable securities                             --                    --
                                            ------------          ------------
Balances at March 31, 1997                  $ 16,177,302          $ (8,476,926)
                                            ============          ============

                                             Unrealized
                                            Appreciation
                                           On Marketable
                                         Equity Securities             Total
                                         -----------------             -----
Balances at June 30, 1996                   $    (30,090)         $ 10,853,401
Net loss                                            --              (3,096,571)
Unrealized appreciation on
  marketable equity securities                    28,031                28,031
Balances at March 31, 1997                  $     (2,059)         $  7,784,861
                                            ============          ============

            See notes to condensed consolidated financial statements

                           Network Event Theater, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in Network Event Theater, Inc.'s (the "Company") Form 10-KSB for the transition period ended June 30, 1996 filed with the Securities and Exchange Commission on November 20, 1996.

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries American Passage Media, Inc. ("American Passage") and Campus Voice, LLC ("Campus Voice"). All significant intercompany transactions have been eliminated.

2. Acquisitions

On September 13, 1996, the Company, through its newly created wholly owned subsidiary, American Passage, acquired from American Passage Media Corporation ("APMC") substantially all of APMC's assets relating to its college and high school media, marketing, and service businesses. The businesses acquired include APMC's college newspaper placement operations, college campus postering operations, high school focused GymBoards(TM) operations and various other advertiser and sponsorship activities. APMC has been involved in the young adult marketing business since 1976.

As consideration for the assets (i) American Passage paid APMC approximately $3.5 million in cash, (ii) American Passage issued to APMC a two-year subordinated promissory note for $750,000, (iii) the Company issued to APMC a contingent option to purchase up to 100,000 shares of the Company's common stock pursuant to an option agreement, (iv) American Passage entered into a two-year consulting agreement with APMC for $273,600 and (v) American Passage assumed certain of APMC's contractual liabilities.

On February 21, 1997, the Company, through its newly created wholly owned subsidiary, Campus Voice, acquired from a wholly owned subsidiary of Sirrom Capital Corporation ("Sirrom") substantially all of the assets relating to a business of a national network of proprietary giant wallboards on college

                           Network Event Theater, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

campuses. The network consists of over 3,500 giant wallboards located on 388 college campuses across the United States.

As consideration for the assets, Campus Voice delivered to Sirrom its junior secured promissory notes in the aggregate amount of approximately $1.6 million. Campus Voice also paid Sirrom certain lending and legal fees of $14,000. Sirrom also agreed to advance up to $660,000 of working capital to Campus Voice from the date of acquisition until January 1, 1998 on a senior basis; Sirrom had advanced $210,000 of that amount as of March 31, 1997. All of the Campus Voice debt is secured solely by the assets and cash flow of Campus Voice and is not an obligation of the Company.

These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price of each of the acquisitions has been allocated to the assets based on their fair values at the respective date of acquisition. Intangible assets representing the excess of cost over the assets acquired and liabilities assumed are being amortized over a period of fifteen years. The results of operations of the properties acquired are included in the Company's condensed consolidated results of operations from the respective date of acquisition.

The total purchase price of the transactions described above of approximately $7.2 million has been preliminarily allocated as follows: approximately $1.8 million to property and equipment and approximately $5.4 to intangible assets.

The following unaudited supplemental pro forma information for the nine months ended March 31, 1997 and 1996 is presented as if the Company had completed the acquisitions of American Passage and Campus Voice on July 1, 1995.

                                                 Nine Months       Nine Months
                                                     Ended            Ended
                                                March 31, 1997    March 31, 1996
                                                --------------    --------------

Net revenue ...................................  $ 5,032,239        $ 4,560,706
Net loss ......................................   (3,734,252)        (2,092,777)
Net loss per common share .....................        (0.43)             (0.24)
Common shares outstanding .....................    8,654,440          8,654,440


The pro forma information is not necessarily indicative either of the results of operations that would have occurred had these transactions been made at the beginning of the period or of future results of operations.

                           Network Event Theater, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

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

Additionally, on September 13, 1996, American Passage delivered a two-year subordinated promissory note to APMC in the principal amount of $750,000 which provides for payment in eight equal quarterly installments of principal which commenced on December 13, 1996 together with interest thereon at the rate of 8% per year.

On February 21, 1997, in conjunction with the acquisition of certain assets from Sirrom (see Note 2), Campus Voice delivered to Sirrom its junior secured promissory notes in the aggregate amount of approximately $1.6 million with a maturity date of December 31, 2006. The debt accrues interest at the rate of 12.0% per year from the date of purchase, but no interest or principal payments are due to be paid in cash until June 30, 1999. After that time, interest is payable monthly and principal payments must be made annually until full repayment, including all accrued interest. In addition, Sirrom has agreed to advance up to $660,000 of senior indebtedness which is to be used as working capital for Campus Voice. As of March 31, 1997, $210,000 of such senior indebtedness had been advanced to Campus Voice. This senior debt accrues interest at the rate of 8.0% per annum and requires that interest be paid monthly. The senior debt is due December 31, 1999. Campus Voice is obligated to apply its Free Cash Flow (as defined) to prepayment of its notes to Sirrom; in addition, the subordinated notes provide for certain annual minimum prepayments. All of the Campus Voice debt is secured solely by the assets and cash flow of Campus Voice and is not an obligation of the Company.

4. Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. FAS 128 is effective for financial statements issued

                           Network Event Theater, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior period EPS data presented after the effective date. The Company does not anticipate that the implementation of FAS 128 will have a material impact on the Company's condensed consolidated financial position or results of operations.

Item 2.  Plan of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes thereto. The following discussion contains certain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the ability to obtain financing, integration of the recently completed acquisitions, the ability of the Company to continue the expansion of its Network (as hereinafter defined), the management of growth and the introduction of new technology. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstance.

Network Event Theater, Inc. (the "Company") is engaged in developing or acquiring media and marketing services businesses that focus on the young adult and college market segments and in operating its college campus theater network (the "Network").

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

On February 21, 1997, the Company, through its newly created wholly owned subsidiary, Campus Voice, LLC, acquired from a wholly owned subsidiary of Sirrom Capital Corporation, ("Sirrom") substantially all of the assets relating to a business of operating a national network of proprietary giant wallboards on college campuses. The network, which was started in 1981, today consists of over 3,500 giant wallboards located on 388 college campuses across the United States reaching 3.6 million college students. The posters are replaced each month and primarily contain editorial content of interest to college students and paid advertisements. The Company believes that the network is a complementary part of the Company's offering to advertisers and entertainment companies which desire to reach the college market and that it can operate the network profitably because it will be part of the Company's overall sales strategy and that advertisements for this network can be sold by the Company's other sales staffs.

On April 11, 1997, the Company acquired the assets and certain liabilities of Posters Preferred, Inc. and is operating its business of distributing posters to college students through twice yearly catalogs as a division of the Company using the name "Beyond the Wall". "Beyond the Wall" is one of the largest circulation print medium that specifically targets the college student market, with 4.1 million catalogs distributed to 700 campuses each year. As consideration for this purchase, the Company issued to the seller 70,000 shares of its common stock; assumed certain trade accounts payable and other obligations of the seller; is obligated to issue up to 6,666 additional shares of the Company's common stock in each of 1998, 1999 and 2000, subject to the satisfaction of certain conditions; and agreed to pay to the seller cash amounts to the extent that the market price of shares of the Company's common stock is less than $5.00 per share on the first anniversary of any date on which shares are to be issued pursuant to the purchase agreement.

On April 30, 1997, Pik:Nik Media, LLC ("Pik:Nik"), a newly created wholly owned subsidiary of the Company, acquired from Pik:Nik LLC the assets and certain liabilities of its free post card distribution business. The Company expects to expand the operations of that business to locations that appeal to young adults, such as movie theaters, malls and certain retail locations as well as college campuses. As consideration for the purchase, Pik:Nik paid to the principals of the seller cash in the aggregate amount of $68,750; paid to certain creditors of the seller cash in the amount of $20,000 and agreed to pay to those creditors an additional $240,000, plus interest, in installments over the succeeding 36 months; the Company issued to the principals of the seller and certain creditors an aggregate of 29,118 shares of the Company's common stock; and Pik:Nik and the Company agreed to pay additional amounts of cash and to issue additional shares to the principals of the seller based on the amount of Pik:Nik's EBIT, as defined, during each of the four successive fiscal years commencing July 1, 1997. The Company has also agreed to contribute to Pik:Nik at least $300,000 of working capital, of which $116,000 had been contributed as of May 1, 1997.

The Company has signed a letter of intent to acquire another company engaged in the free post card distribution business; that transaction is subject to the completion of due diligence and to the preparation and execution of definitive agreements. The Company is also currently engaged in discussions with several other entities that may lead to future acquisitions. There can be no assurance that the Company will consummate these or any other transactions.

The Company is now generating significant operating revenues on a consolidated basis and is no longer in the development stage. These revenues result primarily from the acquisition of American Passage and, to a lesser extent, from payments from product providers utilizing the Network. Because of expenses required to make and assimilate acquisitions and to evaluate additional business opportunities for the Company, as well as to install Network theater equipment at colleges and to obtain programming for these theaters, the Company is still generating operating losses on a consolidated basis. These losses may continue and may remain significant until the newly acquired businesses and the Network are integrated and begin to generate revenues. The success of the Company's proposed plan of operations will be largely dependent upon the Company's ability to operate both its acquired companies and the theater Network on a profitable basis which involves, with regard to theater operations, attracting revenues from sponsors, advertisers and entertainment companies. The Company believes that the campus theater Network can be profitable without significant additional expansion in either the number of theaters or in the number of relationships with advertisers and entertainment companies. While the Company is continuing to seek to expand the number of theaters it operates, the pace of such expansion has slowed. As of March 31, 1997, the Company had installed Network theater equipment at 32 campus theaters and had entered into contracts with four other schools. During the next twelve months, the Company intends to enter into agreements with additional colleges and universities and intends to install at least one new theater each quarter. The Company currently has two full-time employees engaged in marketing the Company's Network to colleges and universities across the United States.

Since January 1996, the Company has entered into a number of licensing agreements with content providers such as Miramax, Don King Productions, Mercury Records, Warner Brothers and ABC Network for individual productions. In August 1996, the Company entered into an agreement with Home Box Office ("HBO") to show one program a month during the 1996-1997 academic year on its Network. In the Fall of 1996, among other events, the Company presented three HBO programs and premiered two movies for Miramax, including Swingers and Scream. The Network also premiered the R.E.M. Road Movie for Warner Brothers and presented a live concert featuring Rusted Root for Polygram. In the Spring of 1997, the Company presented three HBO programs, a program for Fox Television and premiered two original Company productions including an exclusive interview with world famous film director Milos Forman and a program of comedy recorded live from Los Angeles's comedy club, the Laugh Factory. During the next twelve months, the Company will seek to develop further relationships with these and other content providers to acquire rights to special events. However, there can be no assurance that the Company will obtain the programming necessary to attract sponsors and advertisers and thereby generate meaningful revenues or achieve profitable operations from its Network.

Over the next twelve months the Company will continue to make significant capital investments as it continues to assimilate and expand its purchased businesses, evaluate future acquisitions and business opportunities and install equipment in theaters on college campuses. The Company has no current plans to increase staff significantly with regard to either the Network or any of its other operations except incremental increases in sales and administrative staff to generate and accommodate increased business needs.

Results of Operations

During the three and nine months ended March 31, 1997, the Company generated approximately $2.3 million and $4.9 million, respectively, of net revenues, principally from its subsidiary, American Passage. For the comparable periods in the prior year, the Company had not acquired American Passage and was still in the development stage, and did not earn any material revenues.

Operating expenses for the three months ended March 31, 1997 are proportionately greater than those for the nine month period ended March 31, 1997 because the first quarter's results for American Passage reflected expenses only from the date of its acquisition. Amounts for interest and other income (expense) for the three and nine month periods primarily reflect interest charges related to the acquisition of American Passage and to a lesser degree, for the three month period, the acquisition of Campus Voice. For the comparable periods of the prior year interest and other income (expense) reflect the interest income earned on the proceeds of the Company's initial public offering (see below).

Liquidity and Capital Resources

The Company consummated an initial public offering of its common stock and warrants on April 9, 1996 (the "Offering"), pursuant to which it raised net proceeds of approximately $9.7 million, of which $0.5 million was used to repay previously existing Company indebtedness. As of March 31, 1997, the Company had cash and cash equivalents and investments in the amount of approximately $891,000 and $2.5 million, respectively, on a consolidated basis. Since the Offering, the Company has purchased approximately $1.1 million of Network theater equipment and invested approximately $1.2 million of the proceeds of the public offering in the acquisitions of American Passage and Campus Voice (the remainder of the cash portion of the purchase prices having been borrowed). The balance of the proceeds have otherwise been used to fund the Company's operations.

The Company's primary capital requirement with respect to its operations have been for acquisitions and for the purchase and installation of theater equipment on college campuses for its Network of campus theaters. Based on current results of operations and the Company's plans (including installing approximately one additional theater each calendar quarter), the Company anticipates that it has sufficient resources to satisfy its contemplated cash requirements for approximately the next four months (see below).

Implementation of the Company's business plan beyond the next four months will require financial resources substantially greater than currently available to the Company. In the event that the Company's plans and assumptions with respect to its Network change or prove to be inaccurate, if its assumptions with respect to American Passage and Campus Voice being able to fund their operations and make required debt service payments out of their own cash flow prove to be inaccurate, or if the working capital or capital expenditure requirements of its Beyond the Wall division or of the Company's Pik:Nik subsidiary prove to be greater than anticipated, then the Company could be required to seek additional financing sooner. The inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

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

Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with financing activities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

         27.1   Financial Data Schedule.

(b)   Reports on Form 8-K.

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 1997

                                   By: /s/ Harlan D. Peltz
                                       ---------------------------------------
                                       Harlan D. Peltz
                                       Chairman of the Board
                                       and Chief Executive Officer



                                   By: /s/ Bruce L. Resnik
                                       ---------------------------------------
                                       Bruce L. Resnik
                                       Executive Vice President
                                       Chief Financial Officer and
                                       Chief Accounting Officer