Form 10KSB
period 1997-06-30
NETWORK EVENT THEATER INC
filed 1997-09-29
CIK 1005500

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

      (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

          For the fiscal year ended June 30, 1997

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

          For the transition period from ___________ to ___________

                        Commission file number: 33-80935

                           NETWORK EVENT THEATER, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                                 13-3864111
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

            529 Fifth Avenue
           New York, New York                              10017
(Address of Principal Executive Offices)                 (Zip Code)

                                 (212) 622-7300
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

              Warrants, each to purchase one share of Common Stock
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_     No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $6,439,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 25, 1997: $41,726,536

     State the number of shares outstanding of each of the issuer's classes of common equity, as of September 25, 1997: 9,861,323 shares of Common Stock, 2,645,000 Warrants

     Transitional Small Business Disclosure Format (check one):

                               Yes ___     No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

================================================================================

                           NETWORK EVENT THEATER, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

  Item No.                                                                  Page
  --------                                                                  ----

Part I

    1.     Business.........................................................   1

    2.     Properties.......................................................   7

    3.     Legal Proceedings................................................   7

    4.     Submission of Matters to a Vote of Security Holders..............   7

Part II

    5.     Market For Common Equity and Related Stockholder Matters.........   8

    6.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................   8

    7.     Financial Statements.............................................  10

    8.     Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure...........................  10

Part III

    9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act.............  11

   10.     Executive Compensation...........................................  11

   11.     Security Ownership of Certain Beneficial Owners and Management...  11

   12.     Certain Relationships and Related Transactions...................  11

   13.     Exhibits, List and Reports on Form 8-K...........................  11

Index to Consolidated Financial Statements.................................. F-1

Signatures .................................................................  14

Exhibit Index ..............................................................  15

                                     PART I

ITEM 1. BUSINESS

     Network Event Theater, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") was incorporated under the laws of the State of Delaware in December 1995 to be the successor to the business of Universal Access Network, LP (the "Partnership"), a Delaware limited partnership organized in August 1993. In April 1996, the Partnership effected a reorganization pursuant to which it assigned all of its assets to the Company in exchange for 6,354,440 shares of the Company's common stock, and distributed those shares to its partners. On April 9, 1996, the Company issued and sold 2.3 million shares of its common stock and 2,645,000 warrants to purchase shares of its common stock in an initial public offering (the "Initial Public Offering") in which the Company received approximately $9.7 million of net proceeds, of which $500,000 was used to repay Company debt.

     The Company was organized to develop, own and operate a proprietary national network of theaters on college campuses (the "Network"). The Network delivers entertainment and educational events via satellite for display through high resolution video projectors on movie theater sized screens, reaching a geographically dispersed audience of college students, faculty, administrators and community residents in each college community. Additionally, the Company is engaged in developing and acquiring media and marketing services businesses that focus on the young adult and college markets to complement and enhance the reach of its Network.

     The Company provides a comprehensive marketing service to advertisers, sponsors and entertainment companies by helping them target young adult and college audiences through a variety of media, some of which are proprietary to the Company, including the sponsorship of events presented on the Network, the placement of advertisements in college newspapers, the placement of posters on general and proprietary bulletin and wallboards on college campuses, and the distribution of free postcards at selected venues, both on an off campuses. For example, a motion picture studio which desires to premiere a major motion picture through the Network could launch a simultaneous and comprehensive marketing program, including advertisements or inserts in college newspapers, wallboard advertisements, on-campus postering and free postcard distribution both on and off campus, extending beyond the Company's installed Network of campus theaters. The Company believes that its broad array of targeted media and marketing services will enable it to build more lucrative long-term relationships with sponsors, advertisers and entertainment companies in the future.

                             The Young Adult Market

     The Company defines the young adult market as 18-24 year-olds. This demographic group is one of the fastest growing segments of the American population. According to projections based on 1990 U.S. Census Bureau data, there are approximately 25 million young adults in the United States today, representing 9.2% of the total national population. According to the Resident Population Projections (Middle Series) prepared by the U.S. Census Bureau, this number will rise to over 30 million by the year 2010 and represent over 10.1% of the population.

     The Company believes that advertisers consider the most important segment of the young adult market to be college students because they are still developing brand loyalties and their future incomes generally are higher than those of young adults who do not attend college. According to the 1995 Digest of Education Statistics prepared by the United States Department of Education (the latest available), the college market consists of more than 3,600 colleges and universities in the United States with enrollments of approximately 14 million students, including part-time and full-time undergraduate and graduate students. The American Council on Education estimates that in 1997 over 8.4 million young adults or 34% of the young adult population are full-time undergraduate college students in the United States. This represents a target market which, the Company believes, has significant group spending power. In addition, growth in enrollment at colleges and universities is expected to continue into the next century because (i) the children of baby boomers are reaching college age and beginning to attend college, (ii) a higher percentage of young adults are attending college after completing high school and (iii) more adults are returning to college for advanced degrees.

     The Company believes the young adult market, both on and off campus, is particularly attractive to a significant segment of advertisers such as entertainment companies, telecommunications companies, computer and software companies, automobile manufacturers, drug companies, fashion and athletic equipment companies and financial services companies because young adults generally are receptive to new ideas and products, are in a formative stage with respect to building brand loyalties and, as a whole, have significant disposable income.

                              Network Event Theater

     The Company has built and intends to expand its Network into selected colleges and universities throughout the United States and to create and develop a steady stream of programming and events for the Network.

Network Installations and School Contracts

     The Company is expanding the Network from its present size of 36 schools by focusing its marketing efforts on schools located in key Designated Market Areas (television market areas defined by A. C. Nielsen, Co.), which it believes will enhance the Network's appeal to programmers, sponsors and advertisers. The Company markets its Network principally by contacting and making presentations to school administrators and student organizations responsible for promoting and coordinating campus events and by attending key college conferences.

     The Company believes that installing a Network theater on campus is attractive to school administrators because, in addition to providing a vehicle for entertainment, it provides the college with a state-of-the-art digital satellite signal receiving system and a high resolution audio/video projection system which it can use at no charge for educational and other non-commercial and non-competitive purposes. This can be a cost-effective way to enhance the quality of campus life. The Company's marketing efforts relating to its Network are currently made through a full-time marketing coordinator and the Company's executive officers. The Company intends to continue expanding its Network.

     As of September 29, 1997, the Company had completed installations at 36 colleges and universities with a total enrollment of approximately 800,000. The average Network theater has a seating capacity of approximately 550 persons. Installations are as follows:

     Arizona State University
     California State University - Long Beach Central
     Michigan University
     Clemson University
     College of William and Mary
     Connecticut College
     Eastern Michigan University
     Emory University Georgia
     Southern University
     Georgia Institute of Technology
     Kansas State University
     Louisiana State University
     Mankato State University
     Michigan State University
     New Mexico State University
     New York University
     Ohio State University
     Oklahoma State University
     Rutgers State University - Cook College
     Southeast Missouri State University
     SUNY College of Oneonta
     University of Alabama-Birmingham
     University of California-Los Angeles
     University of Cincinnati
     University of Colorado-Boulder
     University of Houston
     University of Idaho
     University of Kansas
     University of Minnesota
     University of North Carolina-Charlotte
     University of North Texas
     University of Rhode Island
     University of Rochester
     University of Southern Mississippi
     Washington State University
     Western Kentucky University

     The Company currently has signed contracts with Iowa State University, University of California at Davis, University of Central Florida, Western Illinois University and University of California at Berkeley. Installations at these schools are scheduled to be completed before December 31, 1997. The Company decided not to upgrade the installations at the State University of New York at Albany and at Old Dominion University because of a cost benefit analysis performed by the Company considering the cost of upgrading the Network equipment and the Company's presence in the designated market area. As a result, these two schools will no longer participate in Network broadcasts. Students at Old Dominion, however, can attend Network performances at the College of William and Mary, which is also located in Norfolk, Virginia.

     The typical Network installation package consists of a satellite dish and attendant satellite signal receiving equipment, a high resolution projection system with commercial quality movie theater sized screen and state-of-the-art digital audio system. The cost of the equipment, exclusive of installation costs, for a typical installation is approximately $62,500, which is paid for by the Company. This cost has declined over $30,000 in the past two years due to technological advances. In addition, the Company installs and maintains this equipment at its own expense. This equipment enables the Company to offer Network events to most areas of the contiguous United States and Alaska. Presently, the Company owns all of the equipment at its installations, but may seek to lease all or a portion of its presently installed and newly acquired equipment to reduce its up-front capital costs.

     The Company believes that satellite technology is the most cost-effective technology for achieving rapid and complete market coverage in that a single up-link signal can be broadcast simultaneously at a fixed cost to all installations. Satellite transmission also provides the Company with the flexibility to deliver programming to a single school or group of schools depending upon the time, day or program offered. In September 1998, the Company upgraded, at its own expense, all Network theater installations to receive digital rather than analog satellite transmission signals, which has resulted in improved performance at basically the same transmission cost. The total cost of this upgrade of the entire Network did not exceed $50,000 because this upgrade was anticipated in the original equipment design.

     The schools listed above have granted the Company the exclusive right to exhibit, promote and sell commercial programming and promotional merchandise through its Network, as well as the exclusive use of school venues for a minimum number of dates per month. Under the terms of such agreements, schools are generally responsible for public access and security staffing and are required to use their best efforts to provide the Company with reasonable access to on-campus media and key campus locations for promotional purposes and to otherwise assist in the promotion, coordination and staffing of Network events (including printing and selling tickets, disseminating promotional materials and providing technical support).

     The Company's school contracts enable the Company to present a schedule of events prior to each school semester or quarter to be agreed upon by the school. Schools are required to use their best efforts to reserve campus theaters for additional dates to accommodate special events or replays. Schools are permitted to use the Company's high-resolution projection equipment for non-commercial, educational and academic purposes at no cost. School contracts generally have terms ranging from two to five years and provide for automatic renewals, unless terminated by either party by notice prior to the end of the initial renewal term. Most contracts provide exclusivity to the Network and further provide that in the event of termination for any reason other than a material breach by the Company, the school may not enter into an agreement with a competitor of the Company for a period of two years after termination.

Programming

     The Company commenced regular operations of the Network in the 1996-97 academic year and anticipates that it will broadcast at least four to six events per month in the 1997-98 academic year. The Network can be used to broadcast both live and pre-recorded events, and also offers the ability to perform market testing and analytical services to companies seeking to target college audiences. In addition, the Network has audio/video interactive capabilities which allow audiences to interact with performers and participants before, during and after live performances.

     Since January 1996, the Company has entered into a number of agreements for individual programs with content providers such as Miramax Films, Sony Pictures, Mandalay Entertainment, Dreamworks SKG, HBO, Don King Productions, Mercury Records, Warner Brothers and ABC and has broadcast both live and pre-recorded events, including concerts, motion pictures and sneak previews of yet-to-be-released motion pictures, comedy shows, documentaries, sporting events, special pay-per-view events and educational seminars. Typically, programmers pay a fee for access to the Network's audiences. For instance, in August 1996, the Company entered into an agreement pursuant to which HBO is paying the Company to preview one HBO program per month during the 1996-1997 and 1997-1998 academic years on its Network. During the next twelve months, the Company intends to develop additional relationships with these and other content providers to premiere a variety of special events.

     The Company believes that there are significant opportunities for it to preview movies for film studios on campuses and to show feature films of independent and foreign film makers which appeal to college audiences. The Company also believes that recording artists and record companies will be attracted to the Network and may seek to use it to establish an initial following among college students, who are generally receptive to many forms of popular music, including rock, country and alternative. Furthermore, the Company believes that promoters of a wide variety of sporting events, including football, basketball, baseball and other sports, will find the Network attractive. The Company believes that many televised sporting events are available only in particular regions or in sports bars which may not be accessible to college students. In its effort to make a variety of sporting events available over its Network, the Company will seek to capitalize on the popularity of sporting events among college students. However, there can be no assurance that the Company will attract and retain a sufficient number of schools and obtain the programming necessary to generate meaningful revenues or achieve profitable operations from its Network.

     In December 1995, the Company entered into a consulting agreement with an entity owned by Freddie Fields and Jerome Hellman, prominent figures in the entertainment industry, pursuant to which Messrs. Fields and Hellman served as Chairman and President, respectively, of the Company's Programming Division. Messrs. Fields and Hellman used their contacts in the entertainment industry to establish relationships with programmers and to identify and obtain quality programming on behalf of the Company. On May 20, 1997, the Company entered into a revised agreement which relieved Messrs. Fields and Hellman of their obligation to devote a substantial portion of their business time to the Company, but provided that each would continue to be available to perform consulting services for the Company and that Mr. Fields, at his election, would continue to serve as a director of the Company. The revised agreement further provided that the Company will continue to pay Messrs. Fields and Hellman the monthly consulting fees and expense reimbursements provided for in the original agreement (totaling $413,000 for the period from July 1, 1997 through December 31, 1997), but that the Company may at any time elect to pay 50% of the remaining balance in a single cash payment and 50% by issuing Messrs. Fields and Hellman registered shares of the Company's common stock. However, as of September 29, 1997, the Company has not elected to exercise this option.

Marketing and Event Promotion of the Network

     The Company has a field force of permanent and part-time campus coordinators who work with local college personnel and students to facilitate the promotion and the presentation of Network events on each campus. It is anticipated that students will generally be informed of Network events through advertisements in school newspapers, and by posters, flyers and other promotional activities.

     The Company anticipates that the Network's principal sources of revenues will be from fees paid by content providers and from sponsorship of Network events. The Company may also earn revenues from ticket sales to selected events. When students are charged for admission to events, ticket prices are set by the Company and ticket receipts are collected by student organizations and remitted to the Company after the deduction of small amounts to reimburse the costs of collection.

Network Competition

     The Company believes that the Network is the only one of its kind currently installed on college campuses. The Company believes that its existing installations are an important competitive factor in the marketing of its Network to prospective colleges and universities and its value to sponsors and content providers. The Network faces competition for its share of discretionary student spending from numerous other media and businesses in the entertainment industry. The Company also competes with various forms of entertainment which provide similar value, both on and off campus, such as music groups and other entertainers which tour colleges and universities, movie videos and audio cassettes, broadcast television, cable programming, special pay-per-view events, sporting events and other forms of entertainment which may be less expensive or provide other advantages to college students. The Company also competes for advertising dollars with traditional media. If the Network is successful, the Company expects that other companies may seek to enter or capitalize on college markets and compete directly with the Company. The Network is not dependent on any single school, advertiser, sponsor or program provider.

                     Media and Marketing Services Companies

     In addition to operating the Network, the Company purchased and operates four media and marketing services companies which primarily or exclusively serve the young adult market. In the order of acquisition they are American Passage Media, Inc. ("American Passage"), Campus Voice, L.L.C. ("Campus Voice"), Beyond the Wall and Pik:Nik Media, LLC ("Pik:Nik"). It is the Company's intention to integrate the operations and sales forces of these businesses. Such integration will enable each sales force to offer a full range of products and services to the Company's clients. The Company believes that such ability will allow its sales force to gain access to its clients' senior marketing personnel.

American Passage

     On September 13, 1996, American Passage, a newly organized wholly owned subsidiary of the Company, acquired from American Passage Media Corporation ("APMC") substantially all of APMC's assets relating to its college and high school media and marketing services business. The acquired businesses included APMC's college newspaper print advertisement placement operations, college campus postering operations (including postering on newspaper distribution racks called AdRaX(TM) that contain college newspapers on campus), high school focused GymBoards(TM) operations and various other advertiser and event sponsorship related activities. APMC has been involved in the young adult media and marketing services business since 1976.

     American Passage represents on a non-exclusive basis virtually every college newspaper in the country that accepts national advertising. The college newspapers that American Passage represents have a combined circulation of over six million and enrollment at these schools totals over ten million students. American Passage's national advertising customers include, among others, MasterCard, VISA, AT&T, TIAA/CREF, Toyota, Nike and Microsoft. American Passage's resources include a proprietary database of every major college newspaper and demographic and consumer data that enable it to create customized targeted media programs for its advertising clients. In addition to providing marketing and research assistance to advertisers, American Passage assists in the development and distribution of advertising material to college newspapers. At the time of acquisition, American Passage's revenues were generated principally from sales of advertisements run in college newspapers.

     American Passage's campus postering service places posters and other advertising messages on bulletin boards on college campuses throughout the country. Through a national network of postering representatives, American Passage's postering service covers more than 1,250 college campuses with enrollment totaling over ten million students. Advertisers, which include American Express and The Wall Street Journal, pay American Passage a fee for these postering services. American Passage's AdRaX(TM) location media are college newspaper distribution racks with large advertising display spaces above the newspaper bin. American Passage has placed over 1,250 AdRaX(TM) units at prime locations at over 200 college campuses. Revenues are generated from monthly advertisements appearing on each unit. GymBoards(TM) are gender specific message and information centers that are installed in boys' and girls' high school locker rooms at no cost to the school and are customized with each school's colors and mascot or nickname. Each GymBoard(TM) consists of a coach's message board, a panel of editorial content of interest to high school athletes and a single advertising panel, which are protected by acrylic covers. GymBoards(TM) are posted in more than 4,500 high schools nationwide with more than four million students, representing about one-third of the total high school market. Advertising is sold on a monthly basis from September through May.

     In connection with its acquisition of assets from APMC, American Passage entered into an agreement to serve as the exclusive representative for the sale of national advertising for APMC's Directory of Classes publication. Directory of Classes is the official class guide and registration manual at approximately eighty college campuses with total enrollments of over 1.3 million students. This agreement, under which American Passage will receive specified sales commissions for as long as it achieves certain minimum sales levels, has enabled American Passage to retain the right to sell national advertising for the Directory of Classes without assuming responsibility for publishing it. Other American Passage activities include serving as a representative for consumer advertising for the National Association of Colleges and Employers (NACE) Job Choices publication and marketing and executing spring break programs and promotions at the six resort properties operated by Paradise Found Resorts & Hotels located in Panama City Beach, Florida.

     As part of its print media services, American Passage also supplies clients with newspaper inserts and assists clients by providing creative input. An example of this is American Passage's custom publishing division, which creates the Nike SportsPage insert prepared on a monthly basis for insertion in selected college newspapers. It contains a monthly calendar of sports events at selected campuses, a personal profile of an intramural athlete from each school and a summary of intramural activities on campus. The insert is both an information source for students and an opportunity for Nike to reinforce its presence on campus. Inserts can be provided in color and in black and white and are often used for clients' special offers to the campus community.

     American Passage also provides event marketing and promotional assistance on campus to clients who want to use the techniques of tabling and other face-to-face contact with students. Typically, this service has been used for food and beverage sampling, credit card solicitation and long distance telephone service solicitation. Some examples of past sampling programs include programs for companies such as Tropicana, Kraft General Foods, Barq's Root Beer, Microsoft, Associates Financial and CapitalOne.

Campus Voice

     On February 21, 1997, the Company, through its newly organized wholly owned subsidiary, Campus Voice, acquired from a wholly owned subsidiary of Sirrom Capital Corporation substantially all of the assets relating to a business of operating a national network of proprietary, giant, metal-framed and plexi-glass enclosed wallboards on college campuses. The network, which was started in 1981, today consists of over 3,400 giant wallboards located on 391 college campuses across the United States reaching approximately 3.8 million college students and, according to pre-acquisition data, generating almost 3 million impressions per day. It is the oldest and largest (in terms of number of wallboards) national network of its kind in the United States.

     There are an average of nine wallboards on each of the campuses that Campus Voice serves, located in high traffic areas such as student unions, libraries, vending areas, bookstores, residence halls, laundry rooms, dining halls and athletic facilities. Each month, posters containing editorial content of interest to college students and paid advertisements are placed in the wallboard units.

     After its acquisition, Campus Voice's operating and publishing model was completely revamped. Campus Voice's sales efforts, which had been provided on a contract basis by a third party, were brought in-house. In addition, editorial content, which was supplied by freelance writers under contract, was obtained instead from popular magazines such as In Style, Road & Track, Yahoo! and Interview. Finally, the Campus Voice network was divided into three parts, permitting advertisers to purchase a portion of the network on a regional or targeted basis. Such division has made this medium more attractive to advertisers by reducing their out-of-pocket costs. Advertising clients that use Campus Voice's services include, among others, Sprint, Procter & Gamble, Sony Pictures and Dreamworks SKG.

Beyond the Wall

     On April 11, 1997, the Company acquired the assets and certain liabilities of Posters Preferred, Inc. relating to its business of publishing and distributing a twice yearly catalog to college students entitled Beyond the Wall(R). The business was originally started in 1993. Each year, Beyond the Wall distributes over 4.0 million of its catalogs to over 600 college campuses, making it, the Company believes, the largest and broadest publication specifically targeting college students. The catalog contains advertising images which are available in poster-size reproductions, which students can purchase by mail order as posters to be hung on their walls. The catalog also contains a listing of video cassettes of feature films which are likewise available for purchase. In addition, Beyond the Wall maintains a web site at which students can download a screen saver with the same images that are found on the posters, and has distribution agreements with on-campus poster vendors for direct distribution of catalog posters.

     The Company believes the catalog is attractive to image and brand focused advertisers who want to reach young adults. Beyond the Wall's clients include, among others, VISA, J. Crew, Sara Lee, Casio, Calvin Klein, Procter & Gamble and Volkswagen of America.

Pik:Nik Media

     On April 30, 1997, Pik:Nik, a newly organized wholly owned subsidiary of the Company, acquired from Pik:Nik, LLC the assets and certain liabilities relating to its business of producing, marketing and distributing free postcards containing advertising images.

     Pik:Nik's postcards are available through four separate programs. The first program is called the Cities Program in which free postcards are distributed using 1,000 of Pik:Nik's proprietary racks installed in major markets throughout the country at restaurants, bars, cafes and clubs. Pik:Nik currently distributes free postcards through its proprietary racks located in New York, Los Angeles, San Francisco, Seattle, Dallas, Austin, San Diego and Portland, Oregon and through contract distributors in Chicago. The Company is planning to expand Pik:Nik's network of proprietary racks to other markets, including Miami, Washington, D.C., Atlanta and Boston.

     Pik:Nik's second program is its College Program. As part of that program, the Company installed racks at 100 bars (which have been designated as America's Top 100 College Bars(TM) ) located near college campuses. These bars have received national publicity with regard to this program, including an article in Playboy magazine, and distribute tee shirts with their bar's name prominently displayed. Through an exclusive arrangement, another 125 racks have been installed on college campuses in Barnes & Noble college bookstores (the largest private manager of campus bookstores in the United States) and in dining halls and near Campus Voice(R) wallboards.

     A third program, called the Cinema Program, is the result of an exclusive arrangement with General Cinemas. Pursuant to that program, Pik:Nik installed postcard racks at 100 of the largest General Cinema movie theaters across the country. General Cinema receives a share of the revenues generated by the sale of postcards from these racks and also has its employees periodically replenish the racks with postcards.

     The fourth program conducted by Pik:Nik is the Conventions Program. The Company supplies fixed racks and manually distributes postcards at various conventions held throughout the United States. The cards are generally topically related to each convention.

Competition

     The Company's combination of the Network with its media and marketing services businesses enables it to provide comprehensive marketing, media and promotional services to advertisers, sponsors and entertainment companies seeking to target the young adult and college markets. The Company's media and marketing services businesses face competition for limited advertising revenues from advertisers and sponsors, from other similar companies and from other media such as radio, television, print media, direct mail marketing and the Internet. The Company also competes with a wide variety of other advertising media, the range and diversity of which has increased substantially over the past several years to include advertising displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains, buses and subways. Some of the Company's competitors, principally in other media such as radio and television, are substantially larger, better capitalized and have access to greater resources than the Company. There can be no assurance that the Company will be able to compete successfully with such other companies and media.

                                   Trademarks

     The Company has registered with the United States Patent and Trademark Office the names NET, Network Event Theater and Design, NET and Beyond the Wall. The Company has applied to register the names American Passage, GymBoards, AdRaX and Pulse Finder. In addition, Campus Voice has five registered trademarks and 11 applications pending, and Pik:Nik has three applications pending. The Company's rights in these marks may be a significant part of its business. The Company is not aware of any claims of infringement or other challenges to its rights to use these marks, although the Company is aware of numerous other registrations of the mark NET. There can be no assurance the Company's marks do not or will not infringe the proprietary rights of others, that the Company's marks would be upheld if challenged or that the Company would not be prevented from using its marks. The Company does not hold any patents or copyrights.

                                    Employees

     As of  September  13,  1997,  the  Company  and  its  subsidiaries  had  78 employees, of whom three are part time. None of the Company's employees is represented by a collective bargaining unit, and the Company believes that relations with its employees is good.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in approximately 16,800 square feet of leased space in New York City pursuant to a lease expiring on October 31, 2000. Annual rent payable under that lease is approximately
$392,000. The Company also rents office space in Seattle, Washington, Los Angeles, California, Chicago, Illinois and Tempe, Arizona. The Company believes it has adequate insurance to cover the value of its leased property and the personal property therein.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding and is not aware of any contemplated proceeding that may be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "NETS." The following table sets forth the high and low closing sales prices for the common stock as furnished by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                          High         Low
                                                         ------       ------
      Fiscal 1996:
         Fourth Quarter............................       5 5/8        3 1/4
      Fiscal 1997:
         First Quarter.............................       4 1/8      1 27/32
         Second Quarter............................      5 7/16        2 3/4
         Third Quarter.............................       6 1/8        4 1/2
         Fourth Quarter............................       5 3/8        3 1/2

     As of September 25, 1997, there were approximately 39 holders of record of the Company's common stock.

     To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the ability to obtain financing, integration of the recently completed acquisitions, the management of growth, changing consumer tastes and general economic conditions. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     The Company's consolidated financial statements are not directly comparable from period to period due to acquisition activity. Additionally, in August 1996, the Company changed its year end from December 31 to June 30. The following financial analysis compares the year ended June 30, 1997 ("1997") to the year ended June 30, 1996 (unaudited) ("1996").

Results of Operations

     In 1997, net revenues were $6,439,000 as compared to $4,000 in 1996. The increase of $6,435,000 was primarily due to the acquisition of American Passage, which accounted for $6,046,000 of the increase. Additionally, net revenues for Campus Voice, Pik:Nik and Beyond the Wall accounted for approximately $145,000 of that increase. The remaining $244,000 of the increase was generated by revenues received from screening events on the campus theater Network.

     In 1997, selling, general and administrative expenses were $9,006,000 as compared to $2,908,000 in 1996. The increase of $6,098,000 was primarily due to the acquisitions of American Passage and Pik:Nik, which accounted for approximately $5,100,000 and $400,000 of this increase, respectively. In addition, $400,000 of that increase resulted from Network operations. In 1997, corporate expenses were $2,078,000. These expenses were included in selling, general and administrative expenses for 1996. Corporate expenses are primarily comprised of salaries and professional fees of $845,000 and $770,000, respectively.

     In 1997, depreciation and amortization was $1,253,000 as compared to $483,000 in 1996. The increase of $770,000 was primarily due to acquisitions of the media and marketing services businesses, which accounted for $425,000 of the increase. The remainder of $345,000 was the result of additional Network theater installations.

     In 1997, operating expenses were $12,337,000 as compared to $3,391,000 in 1996. The increase of $8,946,000 was primarily due to the acquisitions of American Passage, Campus Voice, Pik:Nik and Beyond the Wall. Operating expenses for these subsidiaries were approximately $5,414,000, $238,000, $378,000 and $80,000, respectively. The remaining increase of $2,836,000 was due to the expansion of the theater Network and an increase in the number of sales, management and support staff.

     In 1997, interest income was $274,000 as compared to $179,000 in 1996. The increase of $95,000 was due to interest earned on cash balances maintained by the Company. The Company completed the Initial Public Offering in April 1996 and earned interest income on the proceeds of such offering for only a three-month period in 1996 as compared to a full year in 1997.

     In 1997, interest expense was $390,000. The interest expense related primarily to debt incurred in connection with the acquisitions of American Passage, Campus Voice and Pik:Nik. Interest expense for these subsidiaries was $310,000, $77,000, and $3,000, respectively.

     In 1997, provision for income taxes was $166,000. The provision represents state taxes imposed on revenues and net assets.

     In 1997,  net loss was  $6,157,000 as compared to  $3,208,000 in 1996.  The increase of $2,949,000 was a result of increased operating expenses from acquisitions, an increase in the number of management, sales and support staff resulting therefrom and the costs of further expansion of the theater Network.

Liquidity and Capital Resources

     The Initial Public Offering raised net proceeds of approximately $9.7 million, of which $500,000 was used to repay previously existing Company indebtedness. Since the Initial Public Offering, the Company has purchased approximately $1.2 million of Network theater equipment and invested approximately $1.3 million of the proceeds of the Initial Public Offering in the acquisitions of American Passage, Campus Voice, Beyond the Wall and Pik:Nik (the remainder of the cash portion of the purchase prices having been borrowed). The balance of the proceeds have otherwise been used to fund the Company's operations.

     On June 24, 1997, the Company sold an aggregate of 1,015,873 shares of its common stock. The net proceeds of that sale of $3.8 million are being used to fund the Company's operations.

     The Company used $5.3 million of cash in operating activities in 1997 as compared to $2.4 million in 1996. The increase of $2.9 million represents the increase in depreciation and amortization, net loss and increases in accounts receivable offset substantially by increases in short-term liabilities. The increase of $13.0 million in cash provided by investing activities in 1997 as compared to 1996 represents the liquidation of investment securities to fund acquisitions and capital expenditures. The decrease of $3.3 million in net cash provided by financing activities in 1997 versus 1996 is primarily due to the Company's spending the proceeds of its Initial Public Offering, selling additional equity securities and borrowing funds from various sources.

     The Company's primary capital requirement with respect to its operations has been for acquisitions and for the purchase and installation of theater equipment on college campuses for its Network of campus theaters. In the event that the Company's plans and assumptions with respect to its Network change or prove to be inaccurate, if its assumptions with respect to American Passage, Campus Voice, Beyond the Wall and Pik:Nik being able to fund their operations and make debt service payments out of their own cash flows prove to be inaccurate, or if the working capital or capital expenditure requirements of Beyond the Wall or Pik:Nik prove to be greater than anticipated, the Company could be required to seek additional financing. The inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

     As of June 30, 1997, the Company had approximately $4.2 million in cash and cash equivalents. The Company believes that such amounts will be sufficient to fund working capital, including debt service and interest requirements, for the year ending June 30, 1998. In order to fund future debt service and interest expense from operations, the Company will have to improve its current operating results. The Company's ability to make these improvements will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

     The Company also may seek additional debt or equity financing to fund the cost of additional expansion of its Network and the cost of developing or acquiring additional media and marketing services businesses. To the extent that the Company finances its requirements through the issuance of additional equity securities, including the exercise of warrants issued in the Initial Public Offering, any such issuance would result in dilution to the interests of the Company's stockholders.

     Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with financing activities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flows may be insufficient to pay principal and interest on any such indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all.

ITEM 7. FINANCIAL STATEMENTS

     Information with respect to this item appears as a separate section following Item 13 of this report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Company's Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits. See below.

     (b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1997.

Item 13(a)   Exhibits.

Exhibit No.
-----------

3.1         Certificate of  Incorporation  (incorporated by reference to Exhibit
            3.1  to  the   Company's   Registration   Statement  on  Form  SB-2,
            Registration No. 33-80935, filed on March 6, 1996).

3.2 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.3 Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

4.1 Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

4.2 Underwriter's Warrant (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.1 Employment Stock Option Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.2 Employment Agreement between the Company and Harlan D. Peltz (incorporated by reference to Exhibit 10.2 to the Company's
            Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.3 Employment Agreement between the Company and Don Leeds (incorporated by reference to Exhibit 1 to the Company's Form 10-QSB for the quarterly period ended June 30, 1996).

10.4 Non-Incentive Stock Option Agreement dated June 17, 1996 between the Company and Don Leeds (incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the quarterly period ended June 30,
            1996).

10.5 Employment Agreement between the Company and Bruce L. Resnik (incorporated by reference to Exhibit 2 to the Company's Form 10-QSB for the quarterly period ended September 30, 1996).

Exhibit No.
-----------

10.6 Agreement dated December 19, 1995 between the Company and The Fields & Hellman Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.7* Revised Agreement dated May 20, 1997 between the Company and The Fields & Hellman Company.

10.8 NET Portfolio Investors Agreement dated December 21, 1995 between the Company and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.9 Form of Shareholders Agreement between Harlan D. Peltz and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.10 Registration Rights Agreement dated December 21, 1995 between the Company and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.11       Standard  Form of School  Contract  (incorporated  by  reference  to
            Exhibit 10.8 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.12 Asset Purchase Agreement dated September 13, 1996 among American Passage Media Corporation, Gilbert Scherer, the Company and American Passage Media, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on September 28, 1996).

10.13 $750,000 Subordinated Promissory Note from American Passage Media, Inc. to American Passage Media Corporation (incorporated by reference to Exhibit 32 to the Company's Form 8-K filed on September 28, 1996).

10.14       Guaranty  by  the  Company  in  favor  of  American   Passage  Media
            Corporation (incorporated by reference to Exhibit 4 to the Company's Form 8-K filed on September 28, 1996).

10.15 Option Agreement between the Company and American Passage Media Corporation (incorporated by reference to Exhibit 5 to the Company's Form 8-K filed on September 28, 1996).

10.16       Directory  of  Classes  Representation  Agreement  between  American
            Passage Media, Inc. and American Passage Media Corporation (incorporated by reference to Exhibit 8 to the Company's Form 8-K filed on September 28, 1996).

10.17 Business Loan Agreement between American Passage Media, Inc. and Signet Bank (incorporated by reference to Exhibit 9 to the Company's Form 8-K filed on September 28, 1996).

10.18* Letter agreement dated August 18, 1997 between American Passage Media, Inc. and Signet Bank amending the Business Loan Agreement.

10.19 Promissory Note from American Passage Media, Inc. to Signet Bank (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed on September 28, 1996).

10.20 Commercial Security Agreement between American Passage Media, Inc. and Signet Bank (incorporated by reference to Exhibit 11 to the Company's Form 8-K filed on September 28, 1996).

10.21 Commercial Guaranty from the Company in favor of Signet Bank (incorporated by reference to Exhibit 12 to the Company's Form 8-K filed on September 28, 1996).

10.22 Commercial Pledge and Security Agreement from the Company in favor of Signet Bank (incorporated by reference to Exhibit 13 to the Company's Form 8-K filed on September 28, 1996).

10.23* Bill of Sale and Agreement dated January 31, 1997 among SCCGS, Inc., Sirrom Capital Corporation, Campus Voice, L.L.C. and the Company.

10.24* Loan Agreement dated January 31, 1997 between Campus Voice, L.L.C. and Sirrom Investments, Inc.

10.25* $660,000 Senior Secured Promissory Note from Campus Voice, L.L.C. to Sirrom Investments, Inc.

10.26* $300,000 Junior Secured Promissory Note from Campus Voice, L.L.C. to SCCGS, Inc.

Exhibit No.
-----------

10.27* $1,263,222.83 Second Junior Secured Promissory Note from Campus Voice, L.L.C. to SCCGS, Inc.

10.28* Security Agreement dated January 31, 1997 between Campus Voice, L.L.C. and Sirrom Investments, Inc.

10.29* Trademark and Patent Security Agreement dated January 31, 1997 between Campus Voice, L.L.C. and Sirrom Investments, Inc.

10.30*      Asset  Purchase   Agreement  dated  April  11,  1997  among  Posters
            Preferred, Inc., Dennis Roche, Brian Gordon and the Company.

10.31* Asset Purchase Agreement dated April 30, 1997 among the Company, Pik:Nik Media, LLC, Pik:Nik, LLC and Garth Holsinger, Annett Schaefer-Sell and Sunny Smith.

10.32* Stock Purchase Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg, Pincus Institutional Fund, Inc. and the Company.

10.33* Registration Rights Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg, Pincus Institutional Fund, Inc. and the Company.

21*         Subsidiaries of the Company.

23*         Consent of Ernst & Young LLP.

27*         Financial Data Schedule.

----------
*  Filed herewith.

                           NETWORK EVENT THEATER, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      Index

Report of Independent Auditors.............................................  F-2

Consolidated Balance Sheets at June 30, 1997 and 1996......................  F-3

Consolidated Statements of Operations for the years ended June 30, 1997 and 1996 (unaudited), the six months ended June 30, 1996 and the year ended December 31, 1995..................................................  F-4

Consolidated Statements of Cash Flows for the years ended June 30, 1997 and 1996 (unaudited), the six months ended June 30, 1996 and the year ended December 31, 1995..................................................  F-5

Consolidated Statement of Stockholders' Equity for the two years and six months ended June 30, 1997...............................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Network Event Theater, Inc.

We have audited the accompanying consolidated balances sheets of Network Event Theater, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 1997, the six months ended June 30, 1996 and the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Event Theater, Inc. at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year ended June 30, 1997, the six months ended June 30, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                     Ernst & Young LLP

New York, New York
September 10, 1997

                           NETWORK EVENT THEATER, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 June 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
ASSETS
Current Assets:
   Cash and cash equivalents ...........................   $  4,185    $    267
   Accounts receivable, net of allowance
      for doubtful accounts of $73 at
      June 30, 1997 ....................................      1,439        --
   Investments .........................................       --         7,883
   Prepaid expenses ....................................        341        --
   Deposits and other current assets ...................        120          26
                                                           --------    --------
Total current assets ...................................      6,085       8,176

Property and equipment, net ............................      4,718       3,081
Intangible assets, net of accumulated
   amortization of $367 and $59 at June 30, 1997
   and 1996, respectively ..............................      6,339          59
Notes receivable .......................................         33        --
                                                           --------    --------
Total assets ...........................................   $ 17,175    $ 11,316
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ....................................   $    542    $    414
   Accrued employee compensation .......................        321        --
   Accrued professional fees ...........................        320        --
   Other accrued expenses ..............................        484          48
   Deferred revenues ...................................        301        --
   Current portion of long--term debt ..................        949        --
                                                           --------    --------
Total current liabilities ..............................      2,917         462

Long-term debt .........................................      5,275        --
Commitments

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000 shares
      authorized, no shares issued and outstanding .....       --          --
   Common stock, $.01 par value, 17,000 shares
      authorized, 9,861 and 8,654 shares issued
      and outstanding at June 30,1997 and 1996,
      respectively .....................................         99          87
   Additional paid--in capital .........................     20,421      16,177
   Accumulated deficit .................................    (11,537)     (5,380)
   Unrealized depreciation on marketable
      equity securities                                        --           (30)
                                                           --------    --------
Total stockholders' equity .............................      8,983      10,854
                                                           --------    --------

Total liabilities and stockholders' equity .............   $ 17,175    $ 11,316
                                                           ========    ========

                 See notes to consolidated financial statements

                           NETWORK EVENT THEATER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                 Year ended                Six months ended     Year ended
                                                   June 30,                     June 30,        December 31,
                                         ---------------------------         -------------     --------------
                                           1997               1996               1996               1995
                                         --------           --------           --------           --------
                                                          (Unaudited)
Net Revenues .........................   $  6,439           $      4           $      4           $   --

Operating Expenses:

   Selling, general and
      administrative expenses ........      9,006              2,908              1,738              1,927

   Corporate expenses ................      2,078               --                 --                 --

   Depreciation and amortization .....      1,253                483                320                336
                                         --------           --------           --------           --------

Total operating expenses .............     12,337              3,391              2,058              2,263
                                         --------           --------           --------           --------

Loss from operations .................     (5,898)            (3,387)            (2,054)            (2,263)

Interest income ......................        274                179                132                126

Interest expense .....................       (390)              --                 --

Other income .........................         23               --                 --                 --
                                         --------           --------           --------           --------

Loss before provision for income taxes     (5,991)            (3,208)            (1,922)            (2,137)

Provision for income taxes ...........        166               --                 --                 --
                                         --------           --------           --------           --------

Net loss .............................   $ (6,157)          $ (3,208)          $ (1,922)          $ (2,137)
                                         ========           ========           ========           ========

Net loss per common share ............   $  (0.71)          $  (0.47)          $  (0.26)          $  (0.34)
                                         ========           ========           ========           ========

Weighted average common shares
   outstanding .......................      8,715              6,769              7,504              6,354
                                         ========           ========           ========           ========

                 See notes to consolidated financial statements

                           NETWORK EVENT THEATER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Year ended                Six months ended     Year ended
                                                               June 30,                     June 30,        December 31,
                                                     ---------------------------         -------------     --------------
                                                       1997               1996               1996               1995
                                                     --------           --------           --------           --------
                                                                      (Unaudited)
Cash Flows From Operating Activities
Net loss .........................................   $ (6,157)          $ (3,208)          $ (1,922)          $ (2,137)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Provision for bad debts .......................         73               --                 --                 --
   Depreciation and amortization .................      1,253                483                320                336
   Fair value of common stock issued
     for services ................................       --                 --                 --                   60
   Changes in assets and liabilities:
   Increase in prepaid expenses ..................       (341)              --                 --                 --
   (Increase) decrease in deposits and other
   current assets ................................        (94)               (15)               (17)                 2
   Increase in accounts receivable ...............     (1,512)              --                 --                 --
   Increase (decrease) in accounts payable .......        128                350                (79)               507
   Increase in accrued employee compensation .....        321               --                 --                 --
   Increase in accrued professional fees .........        320               --                 --                 --
   Increase in other accrued expenses ............        436               --                 --                 --
   Increase in deferred revenues .................        301               --                 --                 --
   Decrease (increase) in deferred offering costs        --                 --                  207               (207)
                                                     --------           --------           --------           --------
Net cash used in operating activities ............     (5,272)            (2,390)            (1,491)            (1,439)
Cash Flows From Investing Activities
   Capital expenditures ..........................     (1,194)            (3,308)              (859)            (2,545)
   Notes receivable ..............................        (33)              --                 --                 --
   Payment for business acquisitions .............     (4,842)              --                 --                 --
   Sale (purchase) of investments ................      7,913             (7,913)            (7,913)               987
                                                     --------           --------           --------           --------
Net cash provided by (used in)
  investing activities ...........................      1,844            (11,221)            (8,772)            (1,558)
Cash Flows From Financing Activities
   Net proceeds from sale of common stock ........      3,783             10,416              9,509              2,865
   Proceeds from sale of warrants ................       --                  230                230               --
   Proceeds from long-term debt ..................      3,860               --                 --                 --
   Repayment of long-term debt ...................       (297)              --                 --                 --
                                                     --------           --------           --------           --------
Net cash provided by financing activities ........      7,346             10,646              9,739              2,865
                                                     --------           --------           --------           --------
Net increase (decrease) in cash and cash
   equivalents ...................................      3,918             (2,965)              (524)              (132)
Cash and cash equivalents at beginning
   of period .....................................        267              3,232                791                923
                                                     --------           --------           --------           --------
Cash and cash equivalents at end of period .......   $  4,185           $    267           $    267           $    791
                                                     ========           ========           ========           ========
Supplemental cash flow information;
   Cash paid for interest ........................   $    279           $   --             $   --             $   --
                                                     ========           ========           ========           ========
   Cash paid for income taxes ....................   $    207           $   --             $   --             $   --
                                                     ========           ========           ========           ========
   Issuance of Common Stock in connection
      with acquisitions ..........................   $    473           $   --             $   --             $   --
                                                     ========           ========           ========           ========
   Debt assumed in conection with acquistions ....   $  2,553           $   --             $   --             $   --
                                                     ========           ========           ========           ========

                 See notes to consolidated financial statements

                           NETWORK EVENT THEATER, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the period January 1, 1995 to June 30, 1997
                                 (In thousands)

                                                                                            Unrealized
                                   Common Stock             Additional                     Appreciation
                                ---------------------        paid-in        Accumulated    On Marketable
                                Shares        Amount         Capital          Deficit    Equity Securities      Total
                                -----        --------        --------        --------    ------------------    --------
Balances at
  December 31, 1994 ......      4,732        $     47        $  3,553        $ (1,321)        $   --           $  2,279

Issuance of
  common stock ...........      1,603              17           2,848            --               --              2,865

Fair value of stock
  issued as severance ....         19            --                60            --               --                 60

Net loss .................       --              --              --            (2,137)            --             (2,137)
                                -----        --------        --------        --------         --------         --------
Balances at
  December 31, 1995 ......      6,354              64           6,461          (3,458)            --              3,067

Issuance of common
  stock upon the Initial
  Public Offering ........      2,300              23           9,486            --               --              9,509

Issuance of warrants
  upon the Initial Public
  Offering ...............       --              --               230            --               --                230

Unrealized depreciation on
  marketable securities ..       --              --              --              --                (30)             (30)

Net loss .................       --              --              --            (1,922)            --             (1,922)
                                -----        --------        --------        --------         --------         --------
Balances at
  June 30, 1996 ..........      8,654              87          16,177          (5,380)             (30)          10,854

Issuance of common
  stock for acquisitions .        191               2             471            --               --                473

Sale of common
  stock ..................      1,016              10           3,773            --               --              3,783

Unrealized appreciation on
  marketable securities ..       --              --              --              --                 30               30

Net loss .................       --              --              --            (6,157)            --             (6,157)
                                -----        --------        --------        --------         --------         --------

Balances at
  June 30, 1997 ..........      9,861        $     99        $ 20,421        $(11,537)        $   --           $  8,983
                                =====        ========        ========        ========         ========         ========

                 See notes to consolidated financial statements

                           NETWORK EVENT THEATER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


1.   Organization and Basis of Presentation

     Network Event Theater, Inc. ("NET"), and its subsidiaries (collectively referred to as the "Company") was incorporated under the laws of the State of Delaware in December 1995 to be the successor to the business of Universal Access Network, L.P. (the "Partnership"), a Delaware limited partnership organized in August 1993. In April 1996, the Partnership effected a reorganization pursuant to which it assigned all of its assets to the Company in exchange for 6,354,440 shares of the Company's common stock, and distributed those shares to its partners. The accompanying consolidated financial statements of the Company retroactively reflect the reorganization with respect to the capitalization of the Company. References to the Company include the activities of its predecessor, the Partnership.

     On April 9, 1996, the Company sold 2.3 million shares of its common stock and 2,645,000 warrants to purchase shares of its common stock in a public offering (the "Initial Public Offering") in which the Company received approximately $9.7 million of net proceeds, of which $500,000 was used to repay Company debt.

     The Company was organized to develop, own and operate a proprietary national network of theaters on college campuses (the "Network"). The Network delivers entertainment and educational events via satellite for display through high resolution video projectors on movie theater sized screens. Additionally, as described further in Note 4, the Company intends to continue to develop and acquire collegiate media and marketing service businesses to complement and enhance the reach of its Network.

2.   Significant Accounting Policies

Principles of Consolidation

     The accompanying  consolidated financial statements include the accounts of
the  Company  and  its  subsidiaries.   All  material   intercompany  items  and
transactions have been eliminated.

Fiscal Year End

     On August 21, 1996, the Company's board of directors elected to change the Company's fiscal year end to June 30th. Accordingly, the consolidated financial statements include the results of operations and cash flows for the years ended June 30, 1997 and 1996 (unaudited), the six months ended June 30, 1996 and the year ended December 31, 1995. Comparative amounts for the year ended June 30, 1996 are unaudited. In the opinion of management, the information presented in the financial statements for the unaudited year ended June 30, 1996 reflect all adjustments necessary for a fair presentation of the Company's results of operations and cash flows.

Cash Equivalents

     Highly liquid investments with a maturity of three months or less when purchased are generally considered to be cash equivalents.

Investments in Marketable Securities

     The Company records its investment in marketable securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires management to determine the appropriate classification of investment in debt securities at the time of purchase and to reevaluate such designation as of each balance sheet date.

     The Company's securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains or losses on sales of investments are reflected in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

                           NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1997


Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. These lives are estimated to be five years for Network theater equipment; six years for location based media equipment, and three to five years for furniture and office equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related lease or the lives of the related improvements. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets

     Intangible assets represent acquisition costs in excess of the fair value of businesses acquired and are amortized using the straight-line method over 15 years. Organization costs are being amortized using the straight-line method over five years, and were $35,000, net of accumulated amortization of $82,000 at June 30, 1997.

     It is the Company's policy to account for intangible assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of intangible assets of the Company and its subsidiaries, management assesses the carrying value of the intangible assets if facts and circumstances suggest that there may be impairment. If this review indicates that the intangible assets will not be recoverable as determined by a non-discounted cash flow analysis of the operating results over the remaining amortization period, the carrying value of the intangible assets would be reduced to estimated realizable value.

Revenue Recognition

     The Company's primary source of revenue is derived from the sale of advertising space in media which are owned either by the Company or by third parties and by the sale of marketing services. Revenue is generally recognized in the month of media publication and in the case of marketing services, the month such services are provided.

Advertising and Promotion Costs

     The Company expenses advertising costs as incurred. Advertising expense for the years ended June 30, 1997 and 1996 (unaudited), the six months ended June 30, 1996 and the year ended December 31, 1995 were approximately $564,000, $70,000, $62,000 and $8,000, respectively.

Income Taxes

     The Company, which operated as a partnership until its Initial Public Offering (see Notes 1 and 3), has incurred losses since its inception. Those losses were utilized by the individual partners in prior periods and were not available to the Company. Commencing with the Initial Public Offering, the Company began accounting for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are provided for differences between the carrying amounts of the Company's assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Earnings Per Share

     The calculation of earnings per share assumes that all common stock issued through the date of the Company's Initial Public Offering (See Notes 1 and 3) was outstanding for all periods. Loss per common share is based on the net loss for the period divided by the weighted average number of shares of common stock outstanding for the period. Shares issuable upon the exercise of all common stock equivalents and other potentially dilutive securities are not included in the accompanying consolidated statements of operations since their effect is not dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15"). FAS 128 replaces the

                           NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1997


presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior period EPS data presented after the effective date. The Company does not anticipate that the implementation of FAS 128 will have a material impact on the Company's net loss or net loss per share.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Risks and Uncertainties

     Financial   instruments   which   potentially   subject   the   Company  to
concentrations of credit risk consist primarily of trade receivables. The Company's revenue is principally derived from the sale of advertising space, the placement of advertising in various media and the provision of media services to advertisers, sponsors and entertainment companies.

     The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts.

3.   Initial Public Offering

     In April 1996, the Company completed its Initial Public Offering of 2,300,000 shares of the Company's common stock for $5.00 per share, and sold 2,645,000 warrants at $.10 per warrant. The warrants entitle the holder to purchase one share of the Company's common stock for $5.00 per share commencing April 1997 and expiring five years after such date (See Note 10). The Company realized net proceeds of approximately $9.7 million from the Initial Public Offering of which $500,000 was used to repay previously existing Company indebtedness.

4.   Acquisitions

American Passage Acquisition

     In September 1996, the Company, through its newly organized wholly owned subsidiary, American Passage Media, Inc. ("American Passage"), acquired substantially all of the assets relating to a college and high school media and marketing services business. The businesses acquired included the seller's college newspaper print advertisement placement operations, college campus postering operations including postering on distribution racks that contain college newspapers, high school focused GymBoards(TM) operations and various other advertiser and event sponsorship related activities. As consideration for the assets, the Company: (1) paid $4,423,000 in cash, including acquisition costs, (2) issued a two-year subordinated promissory note for $750,000, (3) issued a contingent option to purchase up to 100,000 shares of the Company's common stock pursuant to an option agreement, (4) entered into a two-year consulting agreement aggregating $273,600, which was terminated in June 1997, and (5) assumed certain of the contractual obligations of the seller. The aggregate purchase price of $5,173,000, which includes acquisition costs, exceeded the fair value of the net assets acquired by approximately $4,839,000.

                           NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1997


Campus Voice Acquisition

     In February 1997, the Company, through its newly organized wholly owned subsidiary, Campus Voice, LLC ("Campus Voice") acquired substantially all of the assets relating to a business of operating a national network of proprietary giant wallboards on college campuses. As consideration for the assets, Campus Voice issued junior secured promissory notes in the aggregate amount of approximately $1,563,000. The seller also agreed to advance up to $660,000 of working capital to Campus Voice from the date of the acquisition until January 1, 1998 on a senior, secured basis, as defined. The seller had advanced $360,000 of that amount as of June 30, 1997. All of the Campus Voice debt is secured solely by the assets and cash flow of Campus Voice and is not an obligation of NET. The aggregate purchase price of $1,728,000, which includes acquisition costs, exceeded the fair value of the net assets acquired by approximately $573,000.

Beyond the Wall Acquisition

     In April 1997, the Company acquired the assets and certain liabilities of Posters Preferred, Inc., an entity that distributes twice yearly catalogs of posters available for sale to college students. As consideration for this purchase, the Company issued to the seller 70,000 shares of the Company's common stock valued at $350,000; assumed certain trade accounts payable and other obligations of the seller; is obligated to issue up to 6,666 of additional shares of the Company's common stock in each of 1998, 1999 and 2000 subject to the satisfaction of certain conditions; and agreed to pay to the seller cash amounts to the extent that the market price of shares of the Company's common stock would be less than $5.00 per share on the first anniversary of the date of each issuance of shares pursuant to the purchase agreement. The aggregate purchase price of $391,000, including acquisition costs, exceeded the fair value of the net assets acquired by approximately $397,000.

Pik:Nik Acquisition

     In April 1997, a newly organized wholly owned subsidiary of the Company, Pik:Nik Media, LLC, acquired the assets and liabilities relating to a business of producing, marketing and distributing free post cards containing advertising images. As consideration for the purchase, Pik:Nik paid the seller an aggregate amount of $69,000; paid to certain creditors $20,000 and agreed to pay those creditors an additional $240,000, plus interest, in installments over 36 months. The Company also issued to the principals of the seller and certain creditors an aggregate of 29,118 shares of the Company's common stock valued at approximately $124,000; and the Company agreed to pay additional amounts of cash and to issue additional shares to the principals of the seller subject to the satisfaction of certain conditions during each of the four successive fiscal years commencing July 1, 1997. The aggregate purchase price of $576,000, including acquisition costs, exceeded the fair value of the net assets acquired by approximately $780,000.

     These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price of each of the acquisitions has been allocated to the assets acquired and the liabilities assumed based on their fair values at the respective date of the acquisition. Included in intangible assets is the excess of cost over the assets acquired and liabilities assumed. The results of operations of the businesses acquired are included in the Company's consolidated results of operations from the respective dates of acquisition.

     The  following  unaudited  pro forma  information  is  presented  as if the
Company  had  completed  the   acquisitions   as  of  July  1,  1996  and  1995,
respectively:

                                                  Year ended       Year ended
                                                 June 30, 1997    June 30, 1996
                                                 -------------    -------------
     Net revenue...............................   $ 9,069,000      $ 8,548,000
     Net loss applicable to common stock.......    (6,736,000)      (4,037,000)
     Net loss per common share.................          (.77)            (.53)
     Common shares outstanding.................     8,715,000        7,504,000

     The pro forma information above is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the respective periods.

                           NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1997


5.   Long-Term Debt

     A summary of long-term debt as of June 30, 1997 is as follows:

     Note Payable to Bank (A)................................   $3,500,000
     Subordinated Promissory Note (B)........................      469,000
     Junior Secured Promissory Notes ( C)....................    1,671,000
     Senior Indebtedness - Working Capital Line (D)..........      360,000
     Other (E)...............................................      224,000
                                                                ----------
                                                                 6,224,000
     Less current portion....................................     (949,000)
                                                                ----------
                                                                $5,275,000
                                                                ==========

     (A) In September 1996, in conjunction with the acquisition of certain assets (see Note 4), American Passage entered into a five year $3.5 million bank loan (the "Loan"). The Loan is secured by all of American Passage's assets and is guaranteed by NET. The Loan is payable in quarterly installments with the final installment due in September 2001. In August 1997, the bank agreed to delay the principal payments aggregating $350,000 due in June 1997 and December 1997 to the final maturity of the Loan in September 2001. Interest is payable monthly at a variable rate of interest set each ninety days based either on 400 basis points above LIBOR for U.S. Dollar deposits of ninety day maturity or 100 basis points above the prime rate of the Bank. At June 30, 1997, the current rate of interest was 9.8% per annum.

     (B) Additionally, in September 1996, American Passage issued a two-year, unsecured subordinated promissory note to the seller in the principal amount of $750,000 bearing interest thereon at the rate of 8% per year, guaranteed by NET. The note is payable in eight equal quarterly installments of principal and accrued interest commencing in December 1996.

     (C ) In February 1997, in conjunction with the acquisition of certain assets (see Note 4), Campus Voice issued two junior secured promissory notes in the aggregate of $1,563,000 with a maturity date in December 2006. The debt accrues interest at the rate of 12.0%, but no interest or principal payments are due to be paid until June 1999. Subsequent to such date, interest is payable monthly and principal payments are due annually until full repayment in December 2006. Accrued interest is included in the outstanding amount shown above.

     (D) In connection with the Campus Voice acquisition, the seller agreed to advance up to $660,000 of senior indebtedness which is to be used as a working capital line for Campus Voice. This senior debt accrues interest at the rate of 8.0% per annum and requires that the interest be paid monthly and is due in December 1999. Campus Voice is obligated to apply its Free Cash Flow, as defined, to prepayment of the senior indebtedness. As of June 30, 1997, $360,000 of such senior indebtedness had been advanced to Campus Voice.

     All of the Campus Voice debt is secured solely by the assets and cash flow of Campus Voice and is not an obligation of NET.

     (E) In April 1997, in conjunction with the acquisition of certain assets (see Note 4), Pik:Nik assumed notes to certain of the seller's creditors, aggregating $240,000. These notes bear interest at the rate of 8.0% per annum. Principal and accrued interest are payable in monthly installments over 36 months. The final maturity of the notes is in May 2000.

     At June 30, 1997, the aggregate amounts of long-term debt due during the next five years are as follows:

       Year Ending June 30,
             1998............................................    $   949,000
             1999............................................        700,000
             2000............................................      1,266,000
             2001............................................        876,000
             2002 and thereafter.............................      2,433,000
                                                                 -----------
                                                                 $ 6,224,000
                                                                 ===========

                           NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1997


     The fair value of the long-term debt approximates net book value.

6.   Property and Equipment

     Property and equipment consists of the following at:

                                                 June 30, 1997    June 30, 1996
                                                 -------------    -------------
     Network theater equipment ..............      $4,024,000       $3,686,000
     Location based media equipment..........       1,693,000              --
     Furniture and office equipment..........         521,000           50,000
     Leasehold improvements..................          17,000              --
                                                   ----------       ----------
                                                    6,255,000        3,736,000
     Less accumulated amortization
       and depreciation......................      (1,537,000)        (655,000)
                                                   ----------       ----------
                                                   $4,718,000       $3,081,000
                                                   ==========       ==========

7.   Income Taxes

     At June 30, 1997, the Company had a net operating loss carryforward for income tax purposes of approximately $7,029,000 that will begin to expire in the year 2011. For financial reporting purposes, a valuation allowance of $2,832,000 has been recognized to offset the deferred tax asset related to this carryforward. The net operating loss carryforward at June 30, 1996 is subject to limitations brought about by the Company's change of tax year end. Accordingly, only one-sixth of the approximately $1,104,000 net operating loss may be used per year for the next six years to offset income.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 1997 and June 30, 1996 are as follows:

                                                 June 30, 1997    June 30, 1996
                                                 -------------    -------------
     Deferred tax assets:
       Net operating loss carryforwards......     $2,390,000        $  375,000
       Other.................................        442,000               --
                                                  ----------        ----------
     Total deferred tax assets...............      2,832,000           375,000
     Valuation allowance.....................     (2,832,000)         (375,000)
                                                  ----------        ----------
     Net deferred tax........................     $     --          $     --
                                                  ==========        ==========

     No federal tax provision has been provided for at June 30, 1997 due to the significant losses incurred to date. State tax provision has been provided for at June 30, 1997 in the amount of $166,000. These taxes are primarily based on net revenues and net assets.

8. Related Party Transactions

Programming Services Agreement

     In 1995, the Company entered into a consulting agreement with an entity owned by Freddie Fields and Jerome Hellman ("F&H") pursuant to which Messrs. Fields and Hellman served as Chairman and President, respectively, of the Company's programming division. This agreement was scheduled to expire on December 31, 1997. On May 20, 1997, the Company entered into a revised agreement which relieved Messrs. Fields and Hellman of their obligation to devote a substantial portion of their business time to the Company, but provided that each would continue to be available to perform consulting services for the Company and that Mr. Fields, at his election, would continue to serve as a director of the Company. F&H is entitled to receive royalties of 10% of the pre-tax income of the Company until December 1999.

                           NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1997


     F&H is entitled to receive an annual fee for its services. For the years ended June 30, 1997 and 1996 (unaudited), the six months ended June 30, 1996 and the year ended December 31, 1995 such fees totaled $500,000, $375,000, $225,000 and $300,000, respectively, and were fully expensed. The annual fees for the year ended June 30, 1998 will be $275,000. The Company may at any time elect to pay 50% of the remaining balance in a single cash payment and 50% by issuing F&H registered shares of the Company's common stock. However, as of September 30, 1997, the Company has not elected to take this option.

     Additionally, F&H receives an annual fee for overhead (primarily relating to the Company's office in Los Angeles, California) paid in equal monthly installments. The annual overhead fee for the years ended June 30, 1997 and 1996 (unaudited), the six months ended June 30, 1996 and the year ended December 31, 1995 of $269,000, $256,000, $131,000 and $250,000, respectively, was fully expensed. Such fees for the year ended June 30, 1998 will be $138,000. The Company believes that these overhead fees are comparable to terms which could have been obtained from an unrelated third party.

     In December 1995 the Company also granted F&H an option to purchase 552,560 shares of common stock at an exercise price of $1.58 per share which expires in December 2005 if not exercised prior to that date.

9. Commitments

Leases

     The Company has various leases for office space. Rental expense for the years ended June 30, 1997 and 1996 (unaudited), the six months ended June 30, 1996 and the year ended December 31, 1995 were approximately $278,000, $47,000, $32,000 and $20,000, respectively.

     The minimum annual rental commitments under non-cancellable operating leases are as follows:

         Year Ending June 30,
                  1998.......................................    $  562,000
                  1999.......................................       519,000
                  2000.......................................       567,000
                  2001.......................................       284,000
                  2002.......................................       170,000
                                                                 ----------
                                                                 $2,102,000
                                                                 ==========

10.  Stockholders' Equity

     The Company issued 2,645,000 warrants at the time of its Initial Public Offering (See Notes 1 and 3). The warrants entitle the registered holder to purchase one share of the Company's common stock for $5.00, subject to adjustment in certain circumstances, at any time until April 2, 2001. The warrants are redeemable by the Company, upon consent of the underwriter, upon notice of not less than 30 days, at a price of $.10 per warrant, provided that the closing bid quotation of the common stock on all 20 trading days ending on the third day prior to the day on which the Company gives notice has been at least $7.50, as adjusted for certain dilutive events.

     In June 1997, the Company sold an aggregate of 1,015,873 shares of its common stock. The net proceeds of that sale of $3.8 million are being used for general corporate purposes. The Company is obligated to register these shares as soon as practicable.

11.  Stock Option Plan

     The Company has adopted a Stock Option Plan (the "Plan") in order to grant employees providing services to the Company incentive stock options. The Plan allows for the granting of options to purchase up to 400,000 shares of the Company's stock. The exercise price of the options granted in 1997 were at the fair market value on the date of grant.

                           NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1997


     The following table summarizes the Plan's transactions for the year ended June 30, 1997 and for the six months ended June 30, 1996:

     Options granted.............................................    200,000
     Options canceled or expired.................................       --
     Options exercised...........................................       --
                                                                    --------
     Options outstanding at June 30, 1996........................    200,000
                                                                    ========

     Options granted.............................................    140,000
     Options canceled or expired.................................    (40,000)
     Options exercised...........................................       --
                                                                    --------
     Options outstanding at June 30, 1997........................    300,000
                                                                    --------
     Average price of options exercised..........................   $   --
     Weighted average exercise price at June 30, 1997 ...........   $   3.42
     Options exercisable at June 30, 1997........................    133,333
     Options available for future grant at June 30, 1997.........    100,000
     Options available for future grant at June 30, 1996.........    200,000

     The range of the exercise prices for options outstanding at June 30, 1997 was $3.00 to $5.00.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for the Plan to date. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased by approximately $232,000, or $.03 per share and $34,000, or $.01 per share for the year ended June 30, 1997 and for the six months ended June 30, 1996, respectively. The fair value of the options granted during the year ended June 30, 1997 and the six months ended June 30, 1996 is estimated at $232,000 and $606,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

      Assumption                                  June 30, 1997   June 30, 1996
      -----------                                 -------------   -------------
      Risk-free interest rate....................   5.91%           5.26%
      Dividend yield.............................   0%              0%
      Volatility factor of the expected market
        price of the Company's common stock......   1.016           1.368
      Average life...............................   3 years         3 years

12.  401(k) Plan

     During 1997, the Company established a 401(k) Plan (the "Plan") for the benefit of all eligible employees. Eligible participants under this plan are defined as all full-time employees with one year of service. All eligible participants may elect to contribute a portion of their compensation to the Plan subject to Internal Revenue Service limitations. The Company may make discretionary matching contributions to the plan, subject to board approval. In 1997 the amount of this matching expense was approximately $20,000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              NETWORK EVENT THEATER, INC.

                                              By:    /s/ HARLAN D. PELTZ
                                                 -------------------------------
                                                         Harlan D. Peltz
                                                   Chief Executive Officer and
                                                      Chairman of the Board

Date:  September 29, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                     Date
        ---------                         ----                      ----

     /S/ HARLAN D. PELTZ        Chief Executive Officer and   September 29, 1997
-----------------------------      Chairman of the Board
       Harlan D. Peltz             (Principal Executive
                                   Officer)

        /s/ DON LEEDS           President and Director        September 29, 1997
-----------------------------
          Don Leeds

     /s/ BRUCE L. RESNIK        Executive Vice President,     September 29, 1997
-----------------------------      Chief Financial Officer
       BRUCE L. RESNIK             and Secretary (Principal
                                   Financial Officer and
                                   Principal Accounting
                                   Officer)

      /s/ FREDDIE FIELDS        Director                      September 29, 1997
-----------------------------
        Freddie Fields

                                Director                      September __, 1997
-----------------------------
         Jeffrey Berg

        /s/ JAN MILLER          Director                      September 29, 1997
-----------------------------
          Jan Miller

       /s/ METIN NEGRIN         Director                      September 29, 1997
-----------------------------
         Metin Negrin

       /s/ JOSEPH TAHL          Director                      September 29, 1997
-----------------------------
         Joseph Tahl

     /s/ GEORGE LINDEMANN       Director                      September 29, 1997
-----------------------------
       George Lindemann

                                 EXHIBIT INDEX

Exhibit No.
-----------

3.1         Certificate of  Incorporation  (incorporated by reference to Exhibit
            3.1  to  the   Company's   Registration   Statement  on  Form  SB-2,
            Registration No. 33-80935, filed on March 6, 1996).

3.2 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.3 Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

4.1 Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

4.2 Underwriter's Warrant (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.1 Employment Stock Option Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.2 Employment Agreement between the Company and Harlan D. Peltz (incorporated by reference to Exhibit 10.2 to the Company's
            Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.3 Employment Agreement between the Company and Don Leeds (incorporated by reference to Exhibit 1 to the Company's Form 10-QSB for the quarterly period ended June 30, 1996).

10.4 Non-Incentive Stock Option Agreement dated June 17, 1996 between the Company and Don Leeds (incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the quarterly period ended June 30,
            1996).

10.5 Employment Agreement between the Company and Bruce L. Resnik (incorporated by reference to Exhibit 2 to the Company's Form 10-QSB for the quarterly period ended September 30, 1996).

10.6 Agreement dated December 19, 1995 between the Company and The Fields & Hellman Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.7* Revised Agreement dated May 20, 1997 between the Company and The Fields & Hellman Company.

10.8 NET Portfolio Investors Agreement dated December 21, 1995 between the Company and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.9 Form of Shareholders Agreement between Harlan D. Peltz and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.10 Registration Rights Agreement dated December 21, 1995 between the Company and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.11       Standard  Form of School  Contract  (incorporated  by  reference  to
            Exhibit 10.8 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.12 Asset Purchase Agreement dated September 13, 1996 among American Passage Media Corporation, Gilbert Scherer, the Company and American Passage Media, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on September 28, 1996).

10.13 $750,000 Subordinated Promissory Note from American Passage Media, Inc. to American Passage Media Corporation (incorporated by reference to Exhibit 32 to the Company's Form 8-K filed on September 28, 1996).

Exhibit No.
-----------

10.14       Guaranty  by  the  Company  in  favor  of  American   Passage  Media
            Corporation (incorporated by reference to Exhibit 4 to the Company's Form 8-K filed on September 28, 1996).

10.15 Option Agreement between the Company and American Passage Media Corporation (incorporated by reference to Exhibit 5 to the Company's Form 8-K filed on September 28, 1996).

10.16       Directory  of  Classes  Representation  Agreement  between  American
            Passage Media, Inc. and American Passage Media Corporation (incorporated by reference to Exhibit 8 to the Company's Form 8-K filed on September 28, 1996).

10.17 Business Loan Agreement between American Passage Media, Inc. and Signet Bank (incorporated by reference to Exhibit 9 to the Company's Form 8-K filed on September 28, 1996).

10.18* Letter agreement dated August 18, 1997 between American Passage Media, Inc. and Signet Bank amending the Business Loan Agreement.

10.19 Promissory Note from American Passage Media, Inc. to Signet Bank (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed on September 28, 1996).

10.20 Commercial Security Agreement between American Passage Media, Inc. and Signet Bank (incorporated by reference to Exhibit 11 to the Company's Form 8-K filed on September 28, 1996).

10.21 Commercial Guaranty from the Company in favor of Signet Bank (incorporated by reference to Exhibit 12 to the Company's Form 8-K filed on September 28, 1996).

10.22 Commercial Pledge and Security Agreement from the Company in favor of Signet Bank (incorporated by reference to Exhibit 13 to the Company's Form 8-K filed on September 28, 1996).

10.23* Bill of Sale and Agreement dated January 31, 1997 among SCCGS, Inc., Sirrom Capital Corporation, Campus Voice, L.L.C. and the Company.

10.24* Loan Agreement dated January 31, 1997 between Campus Voice, L.L.C. and Sirrom Investments, Inc.

10.25* $660,000 Senior Secured Promissory Note from Campus Voice, L.L.C. to Sirrom Investments, Inc.

10.26* $300,000 Junior Secured Promissory Note from Campus Voice, L.L.C. to SCCGS, Inc.

10.27* $1,263,222.83 Second Junior Secured Promissory Note from Campus Voice, L.L.C. to SCCGS, Inc.

10.28* Security Agreement dated January 31, 1997 between Campus Voice, L.L.C. and Sirrom Investments, Inc.

10.29* Trademark and Patent Security Agreement dated January 31, 1997 between Campus Voice, L.L.C. and Sirrom Investments, Inc.

10.30*      Asset  Purchase   Agreement  dated  April  11,  1997  among  Posters
            Preferred, Inc., Dennis Roche, Brian Gordon and the Company.

10.31* Asset Purchase Agreement dated April 30, 1997 among the Company, Pik:Nik Media, LLC, Pik:Nik, LLC and Garth Holsinger, Annett Schaefer-Sell and Sunny Smith.

10.32* Stock Purchase Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg, Pincus Institutional Fund, Inc. and the Company.

10.33* Registration Rights Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg, Pincus Institutional Fund, Inc. and the Company.

21*         Subsidiaries of the Company.

23*         Consent of Ernst & Young LLP.

27*         Financial Data Schedule.

----------
*  Filed herewith.