Form 10QSB
period 1997-09-30
NETWORK EVENT THEATER INC
filed 1997-11-03
CIK 1005500

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1997

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________________ to _______________

                         Commission file number: 0-27556

                           NETWORK EVENT THEATER, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                13-3864111
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

   529 Fifth Avenue, New York, New York                    10017
 (Address of Principal Executive Offices)                (Zip Code)

                                 (212) 622-7300
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.

Yes __X__    No ___

At October 30, 1997 there were 9,861,323 shares of Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ___    No __X__

================================================================================

                           Network Event Theater, Inc.
                                   Form 10-QSB
                                      Index

                                                                           Page
PART I--FINANCIAL INFORMATION                                             Number
                                                                          ------

Item 1     Financial Statements

           Consolidated balance sheets - September 30, 1997
              (unaudited) and June 30, 1997.................................   1

           Consolidated statements of operations - three months
               ended September 30, 1997 and 1996 (unaudited)................   2

           Consolidated statements of cash flows - three months ended
              September 30, 1997 and 1996 (unaudited).......................   3

           Consolidated statement of stockholders' equity - three
              months ended September 30, 1997 (unaudited)...................   4

           Notes to consolidated financial statements.......................   5

Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................   8

PART II--OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K....................................  10

Signatures .................................................................  11

                                     PART I
                              FINANCIAL STATEMENTS

Item 1. Financial Statements

                           Network Event Theater, Inc
                           Consolidated Balance Sheets
                                  (In thousands)


                                                                   September 30,   June 30,
                                                                       1997          1997
                                                                   -------------   --------
                                                                    (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ....................................   $  1,507      $  4,185
   Accounts receivable, net of allowance for doubtful
     accounts of $81 and $73 at September 30, 1997
     and June 30, 1997, respectively ............................      4,372         1,439
   Prepaid expenses .............................................      1,402           341
   Deposits and other current assets ............................         81           120
                                                                    --------      --------
Total current assets ............................................      7,362         6,085
Property and equipment, net of accumulated amortization
   of $1,763 and $1,537 at September 30, 1997 and
   June 30, 1997, respectively ..................................      4,991         4,718
Intangible assets, net of accumulated amortization of $485
   and $367 at September 30, 1997 and June 30, 1997, respectively      6,228         6,339
Notes receivable ................................................         34            33
                                                                    --------      --------
Total assets ....................................................   $ 18,615      $ 17,175
                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
   Accounts payable .............................................   $    683      $    542
   Accrued advertising costs ....................................      1,946          --
   Accrued employee compensation ................................        294           321
   Accrued professional fees ....................................        163           320
   Other accrued expenses .......................................        332           484
   Deferred revenues ............................................      1,538           301
   Current portion of long-term debt ............................        826           949
                                                                    --------      --------
Total current liabilities .......................................      5,782         2,917
Long-term debt ..................................................      5,354         5,275
Commitments and contingencies ...................................       --            --
Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000 shares authorized,
     no shares issued and outstanding ...........................       --            --
   Common stock, $.01 par value, 17,000 shares authorized,
     9,861 shares issued and outstanding at September 30, 1997
     and June 30, 1997 ..........................................         99            99
   Additional paid-in capital ...................................     20,421        20,421
   Accumulated deficit ..........................................    (13,041)      (11,537)
                                                                    --------      --------
Total stockholders' equity ......................................      7,479         8,983
                                                                    --------      --------
Total liabilities and stockholders' equity ......................   $ 18,615      $ 17,175
                                                                    ========      ========

                       See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three months ended
                                                            September 30,
                                                       ---------------------
                                                        1997          1996
                                                        ----          ----
Net Revenues ..................................       $ 2,953        $ 1,028
Operating Expenses
   Selling, general and administrative expenses         3,268          1,025
   Corporate expenses .........................           634            237
   Depreciation and amortization ..............           394             97
                                                      -------        -------
Total operating expenses ......................         4,296          1,359
                                                      -------        -------
Loss from operations ..........................        (1,343)          (331)
Interest income ...............................            40             52
Interest expense ..............................          (155)           (18)
                                                      -------        -------
Loss before provision for income taxes ........        (1,458)          (297)
Provision for income taxes ....................            46             26
                                                      -------        -------
Net loss ......................................       $(1,504)       $  (323)
                                                      =======        =======
Net loss per common share .....................       $ (0.15)       $ (0.04)
                                                      =======        =======
Weighted average common shares outstanding ....         9,861          8,654
                                                      =======        =======

                 See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              Three months ended
                                                                 September 30,
                                                            --------------------
                                                            1997          1996
                                                            ----          ----
Cash Flows From Investing Activities
Net loss ...........................................      $(1,504)      $  (323)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Provision for bad debts .........................            9          --
   Depreciation and amortization ...................          394            97
   Changes in assets and liabilities:
     Increase in prepaid expenses ..................       (1,061)         --
     Decrease in deposits and other current assets .           39             9
     Increase in accounts receivable ...............       (2,942)         --
     Increase (decrease) in accounts payable .......          141          (324)
     Increase in accrued advertising costs .........        1,946          --
     Decrease in accrued employee compensation .....          (27)         --
     Decrease in accrued professional fees .........         (157)         --
     Decrease in other accrued expenses ............         (152)         --
     Increase in deferred revenues .................        1,237          --
                                                          -------       -------
Net cash used in operating activities ..............       (2,077)         (541)
Cash Flows From Investing Activities
   Capital expenditures ............................         (556)         (274)
   Notes receivable ................................           (1)         --
   Payment for business acquisitions ...............         --          (5,045)
   Sale of investments .............................         --           2,914
                                                          -------       -------
Net cash used in investing activities ..............         (557)       (2,405)
Cash Flows From Financing Activities

   Proceeds from long-term debt ....................          125         4,250
   Repayment of long-term debt .....................         (169)         --
                                                          -------       -------
Net cash (used in) provided by financing activities           (44)        4,250
                                                          -------       -------
Net (decrease) increase in cash and cash equivalents       (2,678)        1,304
Cash and cash equivalents at beginning of period ...        4,185           267
                                                          -------       -------
Cash and cash equivalents at end of period .........      $ 1,507       $ 1,571
                                                          =======       =======
Supplementary cash flow information:
   Cash paid for interest ..........................      $   105       $    18
                                                          =======       =======
   Cash paid for income taxes ......................      $    42       $  --
                                                          =======       =======
   Debt assumed in connecction with acquisitions ...      $  --             750
                                                          =======       =======

                 See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                 Consolidated Statement of Stockholders' Equity
                For the period July 1, 1997 to September 30, 1997
                                 (In thousands)
                                   (Unaudited)



                                               Common Stock       Additional
                                          ----------------------    Paid-in    Accumulated
                                           Shares        Amount     Capital      Deficit        Total
                                           ------        -------    ------       -------       ------
Balances at June 30, 1997..............     9,861          $99      $20,421     $(11,537)      $8,983
Net loss...............................       --            --          --        (1,504)      (1,504)
                                            -----          ---      -------     --------       ------
Balances at September 30, 1997.........     9,861          $99      $20,421     $(13,041)      $7,479
                                            =====          ===      =======     ========       ======


                 See notes to consolidated financial statements.

                          Network Event Theater, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)

1.   Organization and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Network Event Theater, Inc. ("NET") and its wholly-owned subsidiaries American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall") and Pik:Nik Media, Inc. ("Pik:Nik") (collectively, the "Company"). All significant intercompany transactions have been eliminated.

     The Company completed its Initial Public Offering in April, 1996, whereby it sold common stock and warrants and realized net proceeds of approximately $9.7 million.

     The Company was organized to develop, own and operate a proprietary national network of theaters on college campuses (the "Network"). The Network delivers entertainment and educational events via satellite for display through high resolution video projectors on movie theater sized screens. The Company presently provides a comprehensive marketing service to advertisers, sponsors and entertainment companies by helping them target young adult and college audiences through a variety of media, some of which are proprietary to the Company, including the sponsorship of events presented on the Network, the placement of advertisements in college newspapers, the placement of posters on general and proprietary bulletin and wallboards on college campuses, and the distribution of free postcards at selected venues, both on and off campuses.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. Because the Company earns most of its revenues during the academic year (September through May), the Company's second and third quarters generally reflect higher levels of revenues than are earned in the first and fourth quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Company's Form 10-KSB for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission on September 29, 1997.

2.  Pro Forma Financial Data

     The following unaudited pro forma information for the three months ended September 30, 1996 is presented as if the Company had completed the acquisitions of American Passage, Campus Voice, Beyond the Wall and Pik:Nik as of July 1, 1996:

                                                            Three months ended
                                                            September 30, 1996
                                                            -------------------
         Net revenue......................................      $1,987,000
         Net loss applicable to common stock..............        (783,000)
         Net loss per common share........................           (0.09)
         Common shares outstanding........................       8,654,000

     The pro forma information for the three months ended September 30, 1996 above is not necessarily indicative of the results of operations that would have occurred had the transactions actually been made as of July 1, 1996.

                          Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 1997
                                  (Unaudited)

3.  Long-Term Debt

     A summary of long-term debt is as follows:

                                                  September 30,        June 30,
                                                      1997              1997
                                                   ----------       -----------
Note Payable to Bank (A) .....................     $3,500,000       $ 3,500,000
Subordinated Promissory Note (B) .............        375,000           469,000
Junior Secured Promissory Notes ( C) .........      1,720,000         1,671,000
Senior Indebtedness - Working Capital Line (D)        385,000           360,000
Other (E) ....................................        200,000           224,000
                                                   ----------       -----------
                                                    6,180,000         6,224,000
Less current portion .........................       (826,000          (949,000)
                                                   ----------       -----------
                                                   $5,354,000       $ 5,275,000
                                                   ==========       ===========

     (A) In September 1996, in conjunction with the acquisition of certain assets, American Passage entered into a five year $3.5 million bank loan (the "Loan"). The Loan is secured by all of American Passage's assets and is guaranteed by NET. The Loan is payable in quarterly installments with the final installment due in September 2001. In August 1997, the bank agreed to delay the principal payments aggregating $350,000 due in June 1997 and December 1997 to the final maturity of the loan in September 2001. Interest is payable monthly at a variable rate of interest set each ninety days based either on 400 basis points above LIBOR for U.S. Dollar deposits of ninety day maturity or 100 basis points above the prime rate of the bank. At September 30, 1997, the current rate of interest was 9.8% per annum.

     (B) Additionally, in September 1996, American Passage issued a two-year, unsecured subordinated promissory note to the seller in the principal amount of $750,000 bearing interest thereon at the rate of 8% per year, guaranteed by NET. The note is payable in eight equal quarterly installments of principal and accrued interest commencing in December 1996.

     (C ) In February 1997, in conjunction with the acquisition of certain assets, Campus Voice issued two junior secured promissory notes in the aggregate amount of $1,563,000 with a maturity date in December 2006. The debt accrues interest at the rate of 12.0%, but no interest or principal payments are due to be paid until June 1999. Subsequent to such date, interest is payable monthly and principal payments must be made annually until full repayment in December 2006. Accrued interest of $117,000 and $68,000 at September 30, 1997 and June 30, 1997, respectively is included in the outstanding amount shown above.

     (D) In connection with the Campus Voice acquisition, the seller agreed to advance up to $660,000 of senior indebtedness which was to be used as a working capital line for Campus Voice. This senior debt accrues interest at the rate of 8.0% per annum and requires that the interest be paid monthly and is due in December 1999. Campus Voice is obligated to apply its Free Cash Flow, as defined, to prepayment of the senior indebtedness. As of September 30, 1997, $385,000 of such senior indebtedness had been advanced to Campus Voice.

     All of the Campus Voice debt is secured solely by the assets and cash flow of Campus Voice and is not an obligation of NET. If Campus Voice were to default on any of its debt, the lender could foreclose on the assets and future cash flows of Campus Voice, but could not look to any of the assets or cash flows of either NET or any of its other subsidiaries.

     (E) In April 1997, in conjunction with the acquisition of certain assets, Pik:Nik assumed notes to certain of the seller's creditors, aggregating $240,000. These notes bear interest at the rate of 8.0% per annum. Principal and

                          Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 1997
                                  (Unaudited)


accrued interest are payable in monthly installments over 36 months, commencing in June 1997. The final maturity of the notes is in May 2000.

     At September 30, 1997, the aggregate principal amounts of long-term debt due during the next five years are as follows:

         Year Ending June 30,

         1998......................................................  $  826,000
         1999......................................................     700,000
         2000......................................................   1,281,000
         2001......................................................     876,000
         2002 and thereafter.......................................   2,497,000
                                                                     ----------
                                                                     $6,180,000
                                                                     ==========
4.  Loss Per Common Share

     Loss per common share is based on the net loss for the period divided by the weighted average number of shares of common stock outstanding for the period. Shares issuable upon the exercise of all common stock equivalents and other potentially dilutive securities are not included in the accompanying consolidated statements of operations since their effect is not dilutive.

     In February 1997, the Financial Accounting standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior period EPS data presented after the effective date. The Company does not anticipate that the implementation of FAS 128 will have a material impact on the Company's net loss or net loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the ability to obtain financing, integration of recently completed acquisitions, the management of growth, changing consumer tastes and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     The Company's consolidated financial statements are not directly comparable from period to period due to acquisition activity. The following financial analysis compares the three months ended September 30, 1997 (unaudited) hereinafter referred to as ("1997") to the three months ended September 30, 1996 (unaudited) hereinafter referred to as ("1996").

Results of Operations

     In 1997, net revenues were $2,953,000 as compared to $1,028,000 in 1996. The increase of $1,925,000 is primarily due to the acquisition of Beyond the Wall, which accounted for $984,000 of the increase. Additionally, net revenues for Campus Voice and Pik:Nik accounted for approximately $376,000 of that increase. The remaining $565,000 of the increase was generated by revenues for American Passage for a full quarter in 1997 as compared to a two week period in 1996.

     In 1997, selling, general and administrative expenses were $3,268,000 as compared to $1,025,000 in 1996. The increase of $2,243,000 was primarily due to the acquisitions of American Passage, Beyond the Wall and Pik:Nik which accounted for approximately $739,000, $654,000 and $534,000 of this increase, respectively. The remaining increase of $316,000 was due to the expansion of the theater network and increases in the number of sales, management and support staff.

     In 1997, corporate expenses were $634,000 as compared to $237,000 in 1996. The increase of $397,000 is due to increased staff and overhead expenses.

     In 1997, depreciation and amortization was $394,000 as compared to $97,000 in 1996, representing an increase of $297,000. The increase was primarily due to acquisitions of Campus Voice, Pik:Nik and Beyond the Wall, which accounted for $170,000 of the total. The remainder of $127,000 was the result of additional Network theater installations.

     In 1997, total operating expenses were $4,296,000 as compared to $1,359,000 in 1996. The increase of $2,937,000 was primarily due to the acquisitions of Campus Voice, Pik:Nik and Beyond The Wall. Operating expenses for these subsidiaries were approximately $148,000, $552,000 and $661,000, respectively. Additionally, American Passage reported three months of operating expenses in 1997 as compared with 2 weeks in 1996, which accounted for $833,000 of the increase. The remaining increase of $743,000 was due to the expansion of the theater network and increases in the number of sales, management and support staff.

     In 1997, interest income was $40,000 as compared to $52,000 in 1996. The income represents interest on cash balances.

     In 1997, interest expense was $155,000 as compared to $18,000 in 1996. Interest expense relates primarily to the debt incurred related to the acquisitions of American Passage, Campus Voice, and Pik:Nik.

     In 1997, provision for income taxes was $46,000 as compared to $26,000 in 1996. The provision represents state taxes imposed on revenues and net assets.

     In 1997, net loss was $1,504,000 as compared to $323,000 in 1996. The increase of $1,181,000 was a result of increased operating expenses from acquisitions, an increase in the number of management, sales and support staff resulting therefrom and the costs of further expansion of the theater Network.

Liquidity and Capital Resources

     The Company consummated an initial public offering of its common stock and warrants on April 9, 1996 (the "Initial Public Offering"), pursuant to which it raised net proceeds of approximately $9.7 million, of which $500,000 was used to repay previously existing Company indebtedness. Since the Initial Public Offering, the Company has purchased approximately $1.5 million of Network theater equipment and invested approximately $1.3 million in the acquisitions of American Passage, Campus Voice, Beyond the Wall and Pik:Nik (the remainder of the cash portion of the purchase prices having been borrowed). The balance of the proceeds have otherwise been used to fund the Company's operations.

     On June 24, 1997, the Company sold an aggregate of 1,015,873 shares of its common stock. The net proceeds of that sale of $3.8 million are being used to fund the Company's operations.

     The Company used approximately $2.1 million in operating activities in 1997 as compared to $541,000 in 1996. The increase of approximately $1.6 million represents the increase in net loss, accounts receivable and prepaid expenses offset substantially by increases in short-term liabilities. Cash used in investing activities in 1997 of approximately $557,000 is composed primarily of capital expenditures. Cash used in financing activities in 1997 is primarily due to the repayment of long-term debt.

     The Company's primary capital requirement with respect to its operations have been for acquisitions and for the purchase and installation of theater equipment for its Network of campus theaters. In the event that the Company's plans and assumptions with respect to its Network change or prove to be inaccurate, if its assumptions with respect to American Passage, Campus Voice, Beyond the Wall and Pik:Nik being able to fund their operations and to make debt service payments out of their own cash flow prove to be inaccurate, or if the working capital or capital expenditure requirements of Beyond the Wall or Pik:Nik prove to be greater than anticipated, the Company could be required to seek additional financing. The inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

     As of September 30, 1997, the Company had approximately $1.5 million in cash and cash equivalents. The Company believes that such amounts will be sufficient to fund working capital, including debt service and interest requirements, for the year ended June 30, 1998. The Company's ability to improve its operation will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

     The Company may also seek additional debt or equity financing to fund the cost of additional expansion of its Network and the cost of developing or acquiring additional media and marketing services businesses. To the extent that the Company finances its requirements through the issuance of additional equity securities, including the exercise of warrants issued in the Initial Public Offering, any such issuance would result in dilution to the interests of the Company's shareholders.

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

November 3, 1997

                                               BY:       /S/ HARLAN D. PELTZ
                                                   -----------------------------
                                                           Harlan D. Peltz
                                                        Chairman of the Board

                                                     and Chief Executive Officer

                                               BY:       /S/ BRUCE L. RESNIK
                                                   -----------------------------
                                                           Bruce L. Resnik
                                                      Executive Vice President

                                                     Chief Financial Officer and
                                                      Chief Accounting Officer