Form 10QSB
period 1997-12-31
NETWORK EVENT THEATER INC
filed 1998-02-13
CIK 1005500

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended DECEMBER 31, 1997

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from_________  to___________

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

Yes [X] No [ ]

At February 11, 1998 there were 11,341,320 shares of Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

================================================================================

                           Network Event Theater, Inc.
                                   Form 10-QSB
                                      Index

                                                                           Page
PART I--FINANCIAL INFORMATION                                             Number
                                                                          ------

Item 1  Financial Statements

        Consolidated balance sheets - December 31, 1997
           (unaudited) and June 30, 1997.................................    1

        Consolidated statements of operations - three and six months
           ended December 31, 1997 and 1996 (unaudited)..................    2

        Consolidated statements of cash flows - six months ended
           December 31, 1997 and 1996 (unaudited)........................    3

        Consolidated statement of stockholders' equity - six
           months ended December 31, 1997 (unaudited)....................    4

        Notes to consolidated financial statements.......................    5

Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    9

PART II--OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K................................    12

Signatures..............................................................    13

                                     PART I
                              FINANCIAL STATEMENTS

Item 1. Financial Statements

                           Network Event Theater, Inc
                           Consolidated Balance Sheets
                                 (In thousands)

                                                         December 31,   June 30,
                                                             1997         1997
                                                         -----------   ---------
                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ............................  $  1,335    $  4,185
   Accounts receivable, net of
     allowance for doubtful
     accounts of $150 and $73
     at December 31, 1997
     and June 30, 1997, respectively ....................     2,852       1,439
   Prepaid expenses .....................................       357         341
   Deposits and other current assets ....................       121         120
                                                           --------    --------
Total current assets ....................................     4,665       6,085
Property and equipment, net of accumulated
   amortization of $2,038 and $1,537 at
   December 31, 1997 and June 30, 1997,
   respectively .........................................     5,036       4,718
Intangible assets, net of accumulated
   amortization of $601 and $367 at
   December 31, 1997 and June 30, 1997,
   respectively .........................................     6,175       6,339
Notes receivable ........................................        34          33
                                                           --------    --------
Total assets ............................................  $ 15,910    $ 17,175
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .....................................  $  2,173    $    542
   Accrued advertising costs ............................       172        --
   Accrued employee compensation ........................       152         321
   Accrued professional fees ............................       265         320
   Other accrued expenses ...............................       360         785
   Current portion of long-term debt ....................       766         949
                                                           --------    --------
Total current liabilities ...............................     3,888       2,917
Long-term debt ..........................................     4,409       5,275
Commitments and contingencies ...........................      --          --
Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000
     shares authorized, no shares issued
     and outstanding ....................................      --          --
   Common stock, $.01 par value, 17,000
     shares authorized,10,286 and 9,861 shares
     issued and outstanding at December 31, 1997
     and June 30, 1997, respectively ....................       103          99
   Additional paid-in capital ...........................    22,621      20,421
   Accumulated deficit ..................................   (15,111)    (11,537)
                                                           --------    --------
Total stockholders' equity ..............................     7,613       8,983
                                                           --------    --------
Total liabilities and stockholders' equity ..............  $ 15,910    $ 17,175
                                                           ========    ========

                 See notes to consolidatedfinancial statements.

                           Network Event Theater, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          Three months ended   Six months ended
                                             December 31,         December 31,
                                          ------------------  ------------------
                                            1997      1996      1997      1996
                                            ----      ----      ----      ----
Net Revenues ...........................  $ 3,002   $ 1,755   $ 5,955   $ 2,673
Operating Expenses:
   Selling, general and
     administrative expenses ...........    3,654     1,858     6,922     2,883
   Corporate expenses ..................      801       694     1,435       931
   Depreciation and amortization .......      412       385       806       482
                                          -------   -------   -------   -------
Total operating expenses ...............    4,867     2,937     9,163     4,296
                                          -------   -------   -------   -------
Loss from operations ...................   (1,865)   (1,182)   (3,208)   (1,623)
Interest income ........................       25        28        65       190
Interest expense .......................     (171)      (91)     (326)     (109)
                                          -------   -------   -------   -------
Loss before provision for income taxes .   (2,011)   (1,245)   (3,469)   (1,542)
Provision for income taxes .............       59        78       105       104
                                          -------   -------   -------   -------
Net loss ...............................  $(2,070)  $(1,323)  $(3,574)  $(1,646)
                                          =======   =======   =======   =======
Net loss per basic common share ........  $ (0.21)  $ (0.15)  $ (0.36)  $ (0.19)
                                          =======   =======   =======   =======
Weighted average basic
   common shares outstanding ...........    9,904     8,654     9,883     8,654
                                          =======   =======   =======   =======

                 See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              Six months ended
                                                                 December 31,
                                                          ----------------------
                                                             1997          1996
                                                             ----          ----
Cash Flows From Operating Activities:
Net loss ...........................................      $(3,574)      $(1,646)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Provision for bad debts .........................           77            24
   Depreciation and amortization ...................          806           482
   Changes in assets and liabilities:
     Increase in prepaid expenses ..................          (16)         (649)
     Increase in deposits and other
       current assets ..............................           (1)         --
     Increase in accounts receivable ...............       (1,490)       (1,841)
     Increase in accounts payable ..................        1,631         1,756
     Increase in accrued advertising
       costs .......................................          172           288
     (Decrease) increase in accrued
        employee compensation ......................         (169)           39
     (Decrease) increase in accrued
        professional fees ..........................          (55)          129
     (Decrease) increase in other
        accrued expenses ...........................         (425)          855
                                                          -------       -------
Net cash used in operating activities ..............       (3,044)         (563)
Cash Flows From Investing Activities:
   Capital expenditures ............................         (890)         (437)
   Notes receivable ................................           (1)         --
   Payment for business acquisitions ...............          (10)       (5,256)
   Sale of investments .............................         --           4,421
                                                          -------       -------
Net cash used in investing activities ..............         (901)       (1,272)
Cash Flows From Financing Activities:
   Net proceeds from sale of common stock ..........           60          --
   Proceeds from long-term debt ....................        5,125         4,250
   Repayment of long-term debt .....................       (4,030)          (94)
   Debt issuance costs .............................          (60)         --
                                                          -------       -------
Net cash provided by financing
  activities .......................................        1,095         4,156
                                                          -------       -------
Net (decrease) increase in cash and
  cash equivalents .................................       (2,850)        2,321
Cash and cash equivalents at beginning
  of period ........................................        4,185           267
                                                          -------       -------
Cash and cash equivalents at end of period .........      $ 1,335       $ 2,588
                                                          =======       =======
Supplementary cash flow information:
   Cash paid for interest ..........................      $   324       $    89
                                                          =======       =======
   Cash paid for income taxes ......................      $    78       $    40
                                                          =======       =======
   Debt assumed in connection with
     acquisitions ..................................      $  --             750
                                                          =======       =======

                 See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                 Consolidated Statement of Stockholders' Equity
                For the period July 1, 1997 to December 31, 1997
                                 (In thousands)
                                   (Unaudited)

                                  Common Stock   Additional
                                ---------------    Paid-in  Accumulated
                                Shares    Amount   Capital    Deficit      Total
                                ------   -------   -------    -------     ------
Balances at
  June 30, 1997 ............     9,861  $     99  $ 20,421   $(11,537)  $ 8,983
Net loss ...................      --        --        --       (3,574)   (3,574)
Issuance of
  common stock .............       425         4     2,200       --       2,204
                              --------  --------  --------   --------   --------
Balances at
  December 31, 1997 ........    10,286  $    103  $ 22,621   $(15,111)  $ 7,613
                              ========  ========  ========   ========   ========

                 See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

1.   Organization and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Network Event Theater, Inc. ("NET"), and its wholly-owned subsidiaries American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall") and Pik:Nik Media, Inc. ("Pik:Nik") (collectively, the "Company"). All significant intercompany transactions have been eliminated.

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

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. Because the Company earns most of its revenues during the academic year (September through May), the Company's second and third quarters generally reflect higher levels of revenues than are earned in the first and fourth quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission on September 29, 1997.

2.   Pro Forma Financial Data

     The following unaudited pro forma information for the six months ended December 31, 1996 is presented as if the Company had completed the acquisitions of American Passage, Campus Voice, Beyond the Wall and Pik:Nik as of July 1, 1996:

                                                               Six months ended
                                                               December 31, 1996
                                                               -----------------
    Net revenue .........................................       $ 4,159,000
    Net loss applicable to common stock .................        (2,199,000)
    Net loss per basic common share .....................             (0.25)
    Basic common shares outstanding .....................         8,654,000

     The pro forma information for the six months ended December 31, 1996 above is not necessarily indicative of the results of operations that would have occurred had the transactions actually been made as of July 1, 1996.

                           Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997
                                   (Unaudited)

3.   Long-Term Debt

     A summary of long-term debt is as follows:

                                                    December 31,     June 30,
                                                       1997            1997
                                                   ------------   -----------
    Note Payable to Bank (A) .....................  $      --     $ 3,500,000
    Subordinated Promissory Note (B) .............         --         469,000
    Junior Secured Promissory Notes ( C) .........         --       1,671,000
    Senior Indebtedness - Working Capital Line (D)         --         360,000
    Note Payable to Bank (E) .....................    4,000,000          --
    Note Payable to Finance Company (F) ..........    1,000,000          --
    Other ........................................      175,000       224,000
                                                    -----------   -----------
                                                      5,175,000     6,224,000
    Less current portion .........................     (766,000)     (949,000)
                                                    -----------   -----------
                                                    $ 4,409,000   $ 5,275,000
                                                    ===========   ===========

     (A) In September 1996, in conjunction with the acquisition of certain assets, American Passage entered into a five year $3.5 million bank loan (the "Loan"). The Loan was secured by all of American Passage's assets and was guaranteed by NET. The Loan was payable in quarterly installments with the final installment due in September 2001. Interest was payable monthly at a variable rate of interest set each ninety days based either on 400 basis points above LIBOR for U.S. Dollar deposits of ninety day maturity or 100 basis points above the prime rate of the bank. In December 1997, a refinancing of the Loan occurred, whereby the entire outstanding principal and all accrued interest was completely satisfied. See paragraph (E) for further information on this refinancing.

     (B) In September 1996, American Passage issued a two-year, unsecured subordinated promissory note to the seller in the principal amount of $750,000 bearing interest thereon at the rate of 8% per year, guaranteed by NET. The note was payable in eight equal quarterly installments of principal and accrued interest commencing in December 1996. In December 1997, a refinancing of this note occurred, whereby the entire outstanding principal and all accrued interest was completely satisfied. See paragraph (E) for further information on this refinancing.

     (C ) In February 1997, in conjunction with the acquisition of certain assets, Campus Voice issued two junior secured promissory notes in the aggregate amount of $1,563,000 with a maturity date in December 2006. The debt accrued interest at the rate of 12.0%, but no interest or principal payments were due to be paid until June 1999. Subsequent to such date, interest was payable monthly and principal payments were to be made annually until full repayment in December 2006. In December 1997, the debt and all accrued interest was satisfied by the issuance of common stock in Network Event Theater, Inc. (see note 4).

     (D) In connection with the Campus Voice acquisition, the seller agreed to advance up to $660,000 of senior indebtedness which was to be used as a working capital line for Campus Voice. This senior debt accrued interest at the rate of 8.0% per annum and required that the interest be paid monthly and was to be due in December 1999. Campus Voice was obligated to apply its Free Cash Flow, as defined, to prepayment of the senior indebtedness. In December, 1997, the debt and all accrued interest was satisfied by the issuance of common stock in Network Event Theater, Inc. (see note 4)

     (E) In December 1997, in conjunction with the refinancing of certain debt owed by American Passage to a bank, Campus Voice, Beyond the Wall, and American Passage (the "Borrowers") entered into a loan agreement with another bank. Under the terms of this loan agreement, that bank advanced to the Borrowers $4.0 million that was used to repay all existing long-term indebtedness of American Passage (Notes A and B) in the amount of $3.8 million. The balance of the proceeds was used for working capital. The loan is secured by all of the assets of the

                           Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997
                                   (Unaudited)

Borrowers and is guaranteed by NET. The loan is payable in equal monthly installments, commencing February 2, 1998, over a maximum of six years (as defined). Interest is payable monthly at a variable rate of interest set every month at 275 basis points above LIBOR for U.S. Dollar deposits of one month maturity. The Borrowers also entered into an interest swap agreement for $3.0 million of the outstanding principal. The swap agreement has a fixed interest rate of 9.11%.

     In conjunction with this loan, the bank has also made available to the Borrowers a revolving line of credit with a maximum principal amount of $1.0 million. All amounts borrowed under this facility must be repaid by July 30, 1999. The facility bears interest at the rate of the bank's prime rate plus 25 basis points. Interest on this facility is due monthly. The note is secured by the Borrower's eligible accounts receivable (as defined) and is also guaranteed by NET. As of December 31, 1997 the Borrowers have not borrowed any amounts under this facility.

     (F) In December 1997, Pik:Nik borrowed $1.0 million from a finance company and issued its 30 month secured note. Interest on the note is payable monthly at a rate of 12% per annum. The note is secured by all of the assets of Pik:Nik and is guaranteed by NET. The proceeds may be used for working capital for Pik:Nik and NET.

     At December 31, 1997, the aggregate principal amounts of long-term debt due during the next five years were as follows:

   Year Ending June 30,
     1998.....................................................     $     384,000
     1999.....................................................           740,000
     2000.....................................................         1,718,000
     2001.....................................................           667,000
     2002 and thereafter......................................         1,666,000
                                                                   -------------
                                                                    $  5,175,000
                                                                   =============

4.   Stockholders' Equity

     In December 1997, NET issued 412,397 shares of common stock in exchange for long-term debt, including accrued interest, in the amount of $2,154,772.

     In December 1997, NET issued 12,000 shares of common stock upon exercise of warrants at $5.00 per share. The Company realized $60,000 as a result of this exercise of the warrants.

5.   Loss Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The adoption of Statement 128 did not have a material effect on the Company's reported loss per basic common share.

6.   Industry Segments

     In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that

                           Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997
                                   (Unaudited)

those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosure about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements effective with their June 30, 1999 consolidated financial statements. Management has not completed its review of Statement 131.

7.   Subsequent Event

     In January and February 1998, the Company sold an aggregate of 1,055,556 shares of its common stock. The net proceeds of those sales (an aggregate of approximately $4.7 million) are being used for general corporate purposes. The Company is obligated to register these shares under the Securities Act of 1933 as soon as practicable.

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

     The Company's consolidated financial statements are not directly comparable from period to period due to acquisition activity. The following financial analysis compares the three months and the six months ended December 31, 1997 (unaudited) to the three months and six months ended December 31, 1996 (unaudited), respectively.

Results of Operations

     For the three months ended December 31,1997, net revenues were $3,002,000 as compared to $1,755,000 for the three months ended December 31,1996. The increase in net revenues of $1,247,000 is primarily due to the acquisitions of Campus Voice, Beyond the Wall, and Pik:Nik, which, in the aggregate, accounted for $590,000 of this increase. Additionally, $450,000 of this increase in net revenues was generated by American Passage. The remaining $207,000 of this increase was generated by the theater Network.

     For the six months ended December 31, 1997, net revenues were $5,955,000 as compared to $2,673,000 for the six months ended December 31, 1996. The increase of $3,282,000 in net revenues is primarily due to the acquisitions of Campus Voice, Beyond the Wall, and Pik:Nik which, in the aggregate, accounted for $2,009,000 of this increase. American Passage accounted for an additional $1,015,000 of the increase in net revenues, primarily because six months of revenues were accounted for in this period in 1997, but only three and one-half months of revenues were accounted for in this period in 1996 as American Passage was acquired in the middle of September 1996. The remaining amount of $258,000 of the increase in net revenues was generated by the theater Network.

     For the three months ended December 31, 1997, selling, general and administrative expenses were $3,654,000 as compared to $1,858,000 for the three months ended December 31, 1996. The increase of $1,796,000 was primarily due to the acquisitions of Campus Voice, Beyond the Wall and Pik:Nik which accounted for approximately $127,000, $232,000 and $629,000 of this increase, respectively. Additionally, $206,000 of the increase was due to American
Passage. The remaining increase of $602,000 was due to the expansion of the theater Network and increases in the number of sales, management and support staff.

     For the six months ended December 31, 1997, selling, general and administrative expenses were $6,922,000 as compared to $2,883,000 for the six months ended December 31, 1996. The increase of $4,039,000 was primarily due to the acquisitions of Campus Voice, Beyond the Wall and Pik:Nik which accounted for approximately $227,000, $887,000 and $1,163,000 of this increase, respectively. American Passage accounted for an additional $1,107,000 of the increase in selling, general and administrative expenses primarily because six months of expenses were accounted for in this period in 1997, but only three and one-half months of expenses were accounted for in this period in 1996 as American Passage was acquired in the middle of September 1996. The remaining increase of $655,000 was due to the expansion of the theater Network and increases in the number of sales, management and support staff.

     For the three months ended December 31, 1997, corporate expenses were $801,000 as compared to $694,000 for the three months ended December 31, 1996. The increase of $107,000 is due to increased staff and overhead expenses.

     For the six months ended December 31, 1997, corporate expenses were $1,435,000 as compared to $931,000 for the six months ended December 31, 1996. The increase of $504,000 is due to increased staff and overhead expenses.

     For the three months ended December 31, 1997, depreciation and amortization was $412,000 as compared to $385,000 for the three months ended December 31, 1996, an increase of $27,000 primarily due to additional Network theater installations.

     For the six months ended December 31, 1997, depreciation and amortization expense was $806,000 as compared to $482,000 for the six months ended December 31, 1996, representing an increase of $324,000. The increase was primarily due to acquisitions of Campus Voice, Pik:Nik and Beyond the Wall, which accounted for $138,000 of the total. American Passage accounted for an additional $116,000 of the increase in this expense primarily because six months of expenses were accounted for in this period in 1997, but only three and one-half months of expense were accounted for in this period in 1996 as American Passage was acquired in the middle of September 1996. The remainder of $70,000 was the result of additional theater Network installations.

     For the three months ended December 31, 1997, total operating expenses were $4,867,000 as compared to $2,937,000 in 1996. The increase of $1,930,000 was primarily due to the acquisitions of Campus Voice, Pik:Nik and Beyond The Wall. Operating expenses for these subsidiaries were approximately $169,000, $649,000 and $240,000, respectively. Additionally, $204,000 was due primarily to increased selling costs at American Passage which resulted in a $450,000 increase in net revenues . The remaining increase of $668,000 was due to the expansion of the theater Network and increases in the number of sales, management and support staff.

     For the six months ended December 31, 1997, total operating expenses were $9,163,000 as compared to $4,296,000 for the six months ended December 31, 1996. The increase of $4,867,000 was primarily due to the acquisitions of Campus Voice, Pik:Nik and Beyond The Wall. Operating expenses for these subsidiaries were approximately $313,000, $1,201,000 and $901,000, respectively. American Passage accounted for an additional $1,223,000 of the increase in total operating expense primarily because six months of expense was accounted for in this period in 1997, but only three and one-half months of operating expenses were accounted for in this period in 1996 as American Passage was acquired in the middle of September 1996. It should be noted that increased selling costs resulted in increased net revenues. The remaining amount of the increase of $1,229,000 was due to the expansion of the theater Network and increases in the number of sales, management and support staff.

     For the three months ended December 31, 1997, interest income was $25,000 as compared to $28,000 for the three months ended December 31, 1996. For the six months ended December 31, 1997, interest income was $65,000 as compared to $190,000 for the six months ended December 31, 1996. This income represents interest on cash balances which has fluctuated from period to period.

     For the three months ended December 31, 1997, interest expense was $171,000 as compared to $91,000 for the three months ended December 31, 1996. For the six months ended December 31, 1997, interest expense was $326,000 as compared to $109,000 for the six months ended December 31, 1996. Interest expense relates primarily to the debt incurred related to the acquisitions of American Passage, Campus Voice, and Pik:Nik.

     For the three months ended December 31, 1997, income tax expense was $59,000 as compared to $78,000 for the three months ended December 31, 1996. For the six months ended December 31, 1997, income tax expense was $105,000 as compared to $104,000 for the six months ended December 31, 1996. The provision represents state taxes imposed on revenues and net assets.

     For the three months ended December 31, 1997, net loss was $2,070,000 as compared to $1,323,000 for the three months ended December 31, 1996. For the six months ended December 31, 1997, net loss was $3,574,000 as compared to $1,646,000 for the six months ended December 31, 1996. The increases of $747,000 and $1,928,000 for the three and six month periods, respectively, were a result of increased operating expenses from acquisitions, an increase in the number of management, sales and support staff resulting therefrom and the costs of further expansion of the theater Network.

Impact of Year 2000

     Some of the Company's computer programs and systems are not year 2000 compliant. The Company's use of computer applications is not complex. The Company expects it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Management does not believe such related costs will be significant.

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

     On June 24, 1997, the Company sold an aggregate of 1,015,873 shares of its common stock. The net proceeds of that sale of $3.8 million was used to fund the Company's operations.

     The Company used approximately $3.0 million in operating activities during the six months ended December 31, 1997 as compared to $563,000 during the six months ended December 31, 1996. The increase of approximately $2.4 million represents the increase in net loss and accounts receivable offset substantially by increases in short-term liabilities. Cash used in investing activities during the six months ended December 31, 1997 of approximately $901,000 is composed primarily of capital expenditures. Cash provided by financing activities in 1997 is primarily due to taking on additional long-term debt.

     The Company's primary capital requirements with respect to its operations have been to fund corporate overhead, the operation of its Network of campus theaters and the operation of Pik:Nik. In the event that the Company's plans and assumptions with respect to its Network change or prove to be inaccurate, if its assumptions with respect to American Passage, Campus Voice, Beyond the Wall and Pik:Nik being able to fund their operations and to make debt service payments out of their own cash flow in the future prove to be inaccurate, or if the working capital or capital expenditure requirements of American Passage, Campus Voice, Beyond the Wall or Pik:Nik prove to be greater than anticipated, the Company could be required to seek additional financing. The inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

     As of December 31, 1997, the Company had approximately $1.3 million in cash and cash equivalents. The Company believes that such amounts plus additional amounts of $4.7 million which have been raised through private placement of the Company's common stock in January and February, 1998 will be sufficient to fund working capital, including debt service and interest requirements, at least through the fiscal year ended June 30, 1998. The Company's ability to improve its operations will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

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

February 13, 1997

                                                    BY:/S/ HARLAN D. PELTZ
                                                    ----------------------------
                                                          Harlan D. Peltz
                                                       Chairman of the Board
                                                    and Chief Executive Officer


                                                    BY:/S/ BRUCE L. RESNIK
                                                    ----------------------------
                                                          Bruce L. Resnik
                                                     Executive Vice President
                                                    Chief Financial Officer and
                                                     Chief Accounting Officer