Form 10QSB
period 1998-03-31
NETWORK EVENT THEATER INC
filed 1998-05-15
CIK 1005500

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended MARCH 31, 1998

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

Yes _X_    No ___


At May 11, 1998 there were 11,346,880 shares of Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ___     No _X_

================================================================================

                           Network Event Theater, Inc.
                                   Form 10-QSB
                                      Index

                                                                        Page
                                                                       Number
                                                                       ------
PART I--FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated balance sheets - March 31, 1998
           (unaudited) and June 30, 1997................................  1

        Consolidated statements of operations - three and nine months ended March 31, 1998 and 1997 (unaudited)...................  2

        Consolidated statements of cash flows - nine months ended
           March 31, 1998 and 1997 (unaudited)..........................  3

        Consolidated statement of stockholders' equity - nine
           months ended March 31, 1998 (unaudited)......................  4

        Notes to consolidated financial statements......................  5

Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................  8

PART II--OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K................................ 11

Signatures ............................................................. 12

                                     PART I
                              FINANCIAL STATEMENTS

Item 1. Financial Statements

                           Network Event Theater, Inc
                           Consolidated Balance Sheets
                                 (In thousands)
                                                           March 31,    June 30,
                                                             1998         1997
                                                           ---------    --------
                                                          (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ...........................   $  4,532    $  4,185
   Accounts receivable, net of allowance for doubtful
     accounts of $170 and $73 at March 31,1998 and
     June 30, 1997, respectively .......................      3,488       1,439
   Prepaid expenses ....................................        596         341
   Deposits and other current assets ...................        125         120
                                                           --------    --------
Total current assets ...................................      8,741       6,085
Property and equipment, net of accumulated amortization of $2,313 and $1,537 at March 31, 1998 and

   June 30, 1997, respectively .........................      4,959       4,718
Intangible assets, net of accumulated amortization
   of $733 and $367 at March 31, 1998 and
   June 30, 1997, respectively .........................      6,373       6,339
Notes receivable .......................................       --            33
                                                           --------    --------
Total assets ...........................................   $ 20,073    $ 17,175
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ....................................   $  1,381    $    542
   Accrued advertising costs ...........................        191        --
   Accrued employee compensation .......................        335         321
   Accrued professional fees ...........................        172         320
   Other accrued expenses ..............................        961         484
   Deferred revenues ...................................      1,240         301
   Current portion of long-term debt ...................        781         949
                                                           --------    --------
Total current liabilities ..............................      5,061       2,917
Long-term debt .........................................      4,228       5,275
Commitments and contingencies ..........................       --          --
Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000 shares
     authorized, no shares issued and outstanding ......       --          --
   Common stock, $.01 par value, 17,000 shares
     authorized, 11,347 and 9,861 shares issued and
     outstanding at March 31, 1998 and
     June 30, 1997, respectively .......................        113          99
   Additional paid-in capital ..........................     27,132      20,421
   Accumulated deficit .................................    (16,461)    (11,537)
                                                           --------    --------
Total stockholders' equity .............................     10,784       8,983
                                                           --------    --------
Total liabilities and stockholders' equity .............   $ 20,073    $ 17,175
                                                           ========    ========

                See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                      Three months ended    Nine months ended
                                           March 31,             March 31,
                                      ------------------    -----------------
                                        1998        1997       1998       1997
                                        ----        ----       ----       ----
Net Revenues .....................   $  3,442    $ 2,265    $  9,397    $ 4,938
Operating Expenses:
   Selling, general and
     administrative expenses .....      3,537      2,900      10,459      5,783
   Corporate expenses ............        712        404       2,147      1,335
   Depreciation and amortization .        408        312       1,214        794
                                     --------    -------    --------    -------
Total operating expenses .........      4,657      3,616      13,820      7,912
                                     --------    -------    --------    -------
Loss from operations .............     (1,215)    (1,351)     (4,423)    (2,974)
Interest income ..................         29         57          94        247
Interest expense .................       (116)       (96)       (442)      (205)
                                     --------    -------    --------    -------
Loss before provision for income
   taxes                               (1,302)    (1,390)     (4,771)    (2,932)
Provision for income taxes .......         48         61         153        165
                                     --------    -------    --------    -------
Net loss .........................   $ (1,350)   $(1,451)   $ (4,924)   $(3,097)
                                     ========    =======    ========    =======
Net loss per basic common share ..   $  (0.12)   $ (0.17)   $  (0.48)   $ (0.36)
                                     ========    =======    ========    =======
Weighted average basic common
   shares outstanding ............   $ 10,937    $ 8,654    $ 10,229    $ 8,654
                                     ========    =======    ========    =======

                See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                               Nine months ended
                                                                   March 31,
                                                               -----------------
                                                               1998       1997
                                                               ----       ----
Cash Flows From Operating Activities
Net loss .................................................   $(4,924)   $(3,097)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Provision for bad debts ...............................        97         42
   Depreciation and amortization .........................     1,214        794
   Changes in assets and liabilities:
     Increase in prepaid expenses ........................      (255)      (655)
     (Increase) decrease in deposits and
        other current assets .............................        (5)         1
     Increase in accounts receivable .....................    (2,146)    (3,222)
     Increase in accounts payable ........................       839        764
     Increase in accrued advertising costs ...............       191        817
     Increase in accrued employee compensation ...........        14        133
     (Decrease) increase in accrued professional fees ....      (148)        40
     Increase in deferred revenues .......................       939      1,282
     Increase in other accrued expenses ..................       477        151
                                                             -------    -------
Net cash used in operating activities ....................    (3,707)    (2,950)
Cash Flows From Investing Activities
   Capital expenditures ..................................    (1,089)    (2,369)
   Notes receivable ......................................        33       --
   Payment for business acquisitions .....................      (263)    (5,383)
   Sale of investments ...................................      --        5,392
                                                             -------    -------
Net cash used in investing activities ....................    (1,319)    (2,360)
Cash Flows From Financing Activities
   Net proceeds from sale of common stock ................     4,574       --
   Proceeds from long-term debt ..........................     5,125      6,122
   Repayment of long-term debt ...........................    (4,189)      (188)
   Debt issuance costs ...................................      (137)      --
                                                             -------    -------
Net cash provided by financing activities ................     5,373      5,934
                                                             -------    -------
Net (decrease) increase in cash and cash equivalents .....       347        624
Cash and cash equivalents at beginning of period .........     4,185        267
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $ 4,532    $   891
                                                             =======    =======
Supplemental cash flow information;
   Cash paid for interest ................................   $   412    $   199
                                                             =======    =======
   Cash paid for income taxes ............................   $   105    $   142
                                                             =======    =======
   Debt assumed in connection with acquisitions ..........   $  --      $ 2,329
                                                             =======    =======

                See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                 Consolidated Statement of Stockholders' Equity
                  For the period July 1, 1997 to March 31, 1998
                                 (In thousands)
                                   (Unaudited)

                                 Common Stock  Additional
                                --------------   Paid-in  Accumulated
                                Shares  Amount   Capital    Deficit      Total
                                ------  ------   -------    -------      -----

Balances at June 30, 1997 ....   9,861   $ 99    $20,421   $(11,537)   $  8,983
Net loss .....................    --      --        --       (4,924)     (4,924)
Issuance of common stock
   for debt                        413      4      2,140       --         2,144
Issuance of common stock
   upon exercise of warrants .      12    --          60       --            60
Issuance of common stock .....   1,061     10      4,511       --         4,521
                                ------   ----    -------   --------    --------
Balances at March 31, 1998 ...  11,347   $113    $27,132   $(16,461)   $ 10,784
                                ======   ====    =======   ========    ========

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

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. Because the Company earns most of its revenues during the academic year (September through May), the Company's second and third quarters generally reflect higher levels of revenues than are earned in the first and fourth quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Company's Form 10-KSB for the fiscal year ended June 30, 1997.

2. Pro Forma Financial Data

      The following unaudited pro forma information for the nine months ended March 31, 1997 is presented as if the Company had completed the acquisitions of American Passage, Campus Voice, Beyond the Wall and Pik:Nik as of July 1, 1996:

                                                          Nine months ended
                                                            March 31, 1997
                                                          ------------------
         Net revenue..................................       $ 7,093,000
         Net loss applicable to common stock..........        (3,703,000)
         Net loss per basic common share..............             (0.43)
         Basic common shares outstanding..............         8,654,000

      The pro forma information for the nine months ended March 31, 1997 above is not necessarily indicative of the results of operations that would have occurred had the transactions actually been made as of July 1, 1996.

                           Network Event Theater, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

3. Long-Term Debt

   A summary of long-term debt is as follows:
                                                       March 31,      June 30,
                                                         1998           1997
`                                                      --------       --------
Note Payable to Bank (A) .........................   $      --      $ 3,500,000
Subordinated Promissory Note (B) .................          --          469,000
Junior Secured Promissory Notes ( C) .............          --        1,671,000
Senior Indebtedness - Working Capital Line (D) ...          --          360,000
Note Payable to Bank (E) .........................     3,833,000           --
Note Payable to Finance Company (F) ..............     1,000,000           --
Other ............................................       176,000        224,000
                                                     -----------    -----------
                                                       5,009,000      6,224,000
Less current portion .............................      (781,000)      (949,000)
                                                     -----------    -----------
                                                     $ 4,228,000    $ 5,275,000
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

      (B) In September 1996, American Passage issued a two-year, unsecured subordinated promissory note to the seller in the principal amount of $750,000. In December 1997, a refinancing of this note occurred, whereby the entire outstanding principal and all accrued interest was completely satisfied. See paragraph (E) for further information on this refinancing.

      (C) In February 1997, in conjunction with the acquisition of certain assets, Campus Voice issued two junior secured promissory notes in the aggregate amount of $1,563,000 with a maturity date in December 2006. In December 1997, the debt and all accrued interest was satisfied by the issuance to the creditor of common stock in NET (see note 4).

      (D) In connection with the Campus Voice acquisition, the seller agreed to advance up to $660,000 of senior indebtedness which was to be used as a working capital line for Campus Voice. In December, 1997, the debt and all accrued interest was satisfied by the issuance to the creditor of common stock in NET (see note 4).

      (E) In December 1997, in conjunction with the refinancing of certain debt owed by American Passage to a bank, Campus Voice, Beyond the Wall, and American Passage (the "Borrowers") entered into a loan agreement with another bank. Under the terms of this loan agreement, that bank advanced to the Borrowers $4.0 million that was used to repay all existing long-term indebtedness of American Passage (Notes A and B) in the amount of $3.8 million. The balance of the proceeds was used for working capital. The loan is secured by all of the assets of the Borrowers and is guaranteed by NET. The loan is payable in equal monthly installments, commencing February 2, 1998, over a maximum of six years (as defined). Interest is payable monthly at a variable rate of interest set every month at 275 basis points above LIBOR for U.S. Dollar deposits of one month maturity. The Borrowers also entered into a interest swap agreement for $3.0 million of the outstanding principal. The swap agreement has a fixed interest rate of 9.11%.

     In conjunction with this loan, the bank has also made available to the Borrowers a revolving line of credit with a maximum principal amount of $1.0 million. All amounts borrowed under this facility must be repaid by July 30, 1999. The facility bears interest at the rate of the bank's prime rate plus 25 basis points. Interest on this facility is due monthly. The note is secured by the Borrower's eligible accounts receivable (as defined) and is also guaranteed by NET. As of March 31, 1998 the Borrowers have not borrowed any amounts under this facility.

                           Network Event Theater, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

3. Long-Term Debt (continued)

      (F) In December 1997, Pik:Nik borrowed $1.0 million from a finance company and is payable in 30 months. Interest on the note is payable monthly at a rate of 12% per annum. The note is secured by all of the assets of Pik:Nik and is guaranteed by NET. The proceeds may be used for working capital for Pik:Nik and NET.

4. Stockholders' Equity

      In December 1997, NET issued 412,397 shares of common stock in exchange for long-term debt, including accrued interest, in the amount of $2,154,772.

      In December 1997, NET issued 12,000 shares of common stock upon exercise of warrants at $5.00 per share. NET realized $60,000 as a result of this exercise of the warrants.

      In January and February 1998, NET issued 1,055,600 shares of common stock in a private placement transaction and realized net proceeds of approximately $4,600,000. In addition, NET issued 5,560 shares of common stock, as a commission, in connection with the issuance of a portion of the common stock issued in February, 1998.

5. Loss Per Common Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

6. Industry Segments

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosure about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements effective with their June 30, 1999 consolidated financial statements. Management has not completed its review of Statement 131, but its adoption will not have a material effect on the Company's Statement of Operations, only on the composition of its reportable segments.

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

      The Company's consolidated financial statements are not directly comparable from period to period due to acquisition activity. The following financial analysis compares the three months and the nine months ended March 31, 1998 (unaudited) to the three months and nine months ended March 31, 1997 (unaudited), respectively.

Results of Operations

      For the three months ended March 31,1998, net revenues were $3,442,000 as compared to $2,265,000 for the three months ended March 31,1997. The increase in net revenues of $1,177,000 is primarily due to the acquisitions of Campus Voice, Beyond the Wall, and Pik:Nik, which, in the aggregate, accounted for $1,103,000 of this increase. The remaining $74,000 of this increase in net revenues was generated by American Passage.

      For the nine months ended March 31, 1998, net revenues were $9,397,000 as compared to $4,938,000 for the nine months ended March 31, 1997. The increase of $4,459,000 in net revenues is primarily due to the acquisitions of Campus Voice, Beyond the Wall, and Pik:Nik which, in the aggregate, accounted for $3,113,000 of this increase. American Passage accounted for an additional $1,094,000 of the increase in net revenues, primarily due to the acquisition of American Passage, whereby nine months of revenues were accounted for in this period in 1998, but only six and one-half months of revenues were accounted for in this period in 1997 as American Passage was acquired in the middle of September 1996. The remaining amount of $252,000 of the increase in net revenues was generated by the theater Network.

      For the three months ended March 31, 1998, selling, general and administrative expenses were $3,537,000 as compared to $2,900,000 for the three months ended March 31, 1997. The increase of $637,000 was due to the acquisitions of Campus Voice, Beyond the Wall and Pik:Nik which accounted for approximately $20,000, $542,000 and $590,000 of increases, respectively, offset by reduced selling, general and administrative expenses of American Passage and the theater Network of approximately $134,000 and $381,000, respectively.

      For the nine months ended March 31, 1998, selling, general and administrative expenses were $10,459,000 as compared to $5,783,000 for the nine months ended March 31. 1997. The increase of $4,676,000 was primarily due to the acquisitions of Campus Voice, Beyond the Wall and Pik:Nik which accounted for approximately $237,000, $1,429,000 and $1,753,000 of this increase, respectively. American Passage accounted for an additional $973,000 of the increase in selling, general and administrative expenses primarily because nine months of expenses were accounted for in this period in 1998, but only six and one-half months of expenses were accounted for in this period in 1997 as American Passage was acquired in the middle of September 1996. The remaining increase of $284,000 was due to the expansion of the theater Network and increases in the number of sales, management and support staff.

      For the three months ended March 31, 1998, corporate expenses were $712,000 as compared to $404,000 for the three months ended March 31, 1997. The increase of $308,000 is due to increased staff and overhead expenses.

      For the nine months ended March 31, 1998, corporate expenses were $2,147,000 as compared to $1,335,000 for the nine months ended March 31, 1997. The increase of $812,000 is due to increased staff and overhead expenses.

     For the three months ended March 31, 1998, total operating expenses were $4,657,000 as compared to $3,616,000 for the three months ended March 31, 1997. The increase of $1,041,000 was due to the acquisitions of Campus Voice, Pik:Nik and Beyond The Wall of approximately $55,000, $549,000 and $629,000, respectively, offset by reduced total operating expenses at American Passage and the theater Network of $107,000 and $85,000, respectively.

      For the nine months ended March 31, 1998, total operating expenses were $13,820,000 as compared to $7,912,000 for the nine months ended March 31, 1997. The increase of $5,908,000 was primarily due to the acquisitions of Campus Voice, Pik:Nik and Beyond The Wall. Operating expenses for these subsidiaries were approximately $368,000, $1,450,000 and $1,830,000, respectively. American Passage accounted for an additional $1,117,000 of the increase in total operating expense primarily because nine months of expense were accounted for in this period in 1998, but only six and one-half months of operating expenses were accounted for in this period in 1997 as American Passage was acquired in the middle of September 1996. The remaining amount of the increase of $1,143,000 was due to the expansion of the theater Network and increases in the number of sales, management and support staff.

      For the three months ended March 31, 1998, net loss was $1,350,000 as compared to $1,451,000 for the three months ended March 31, 1997. The decrease in the net loss of $101,000 was primarily due to increased revenues and decreased operating costs in American Passage and the theater Network.

      For the nine months ended March 31, 1998, net loss was $4,924,000 as compared to $3,097,000 for the nine months ended March 31, 1997. The increase of $1,827,000 was a result of increased operating expenses from acquisitions, an increase in the number of management, sales and support staff resulting therefrom and the costs of further expansion of the theater Network.

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

Liquidity and Capital Resources

      The Company consummated an initial public offering of its common stock and warrants on April 9, 1996 (the "Initial Public Offering"), pursuant to which it raised net proceeds of approximately $9.7 million, of which $500,000 was used to repay previously existing Company indebtedness. Since the Initial Public Offering, the Company has purchased approximately $1.6 million of Network theater equipment and invested approximately $1.5 million in the acquisitions of American Passage, Campus Voice, Beyond the Wall and Pik:Nik (the remainder of the cash portion of the purchase prices having been borrowed). The balance of the proceeds have otherwise been used to fund the Company's operations.

      On June 24, 1997, the Company sold an aggregate of 1,015,873 shares of its common stock. The net proceeds of that sale of $3.8 million was used to fund the Company's operations.

      In January and February, 1998, the Company sold an aggregate of 1,055,600 shares of its common stock in a private placement transaction. The net proceeds of $4.6 million was used to fund the Company's operations.

      The Company used approximately $3.7 million in operating activities during the nine months ended March 31, 1998 as compared to $3.0 million during the nine months ended March 31, 1997. The increase of approximately $0.7 million represents the increase in net loss and accounts receivable offset substantially by increases in short-term liabilities. Cash used in investing activities during the nine months ended March 31, 1998 of approximately $1.3 million is composed primarily of capital expenditures. Cash provided by financing activities in 1998 of approximately $5.4 million is primarily attributable to the sale of NET's common stock.

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

      As of March 31, 1998, the Company had approximately $4.5 million in cash and cash equivalents. The Company believes that such amounts will be sufficient to fund working capital, including debt service and interest requirements, at least through the fiscal year ending June 30, 1998. The Company's ability to improve its operations will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

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

May 15, 1998

                                             BY:   /s/ HARLAN D. PELTZ
                                                   ----------------------------
                                                      Harlan D. Peltz
                                                   Chairman of the Board
                                                and Chief Executive Officer

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