Form 10KSB
period 1998-06-30
NETWORK EVENT THEATER INC
filed 1998-09-28
CIK 1005500

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

            For the fiscal  year ended June 30, 1998

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

                           Yes  ___X__      No ______

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $11,188,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 23, 1998: $23,982,252

     State the number of shares outstanding of each of the issuer's classes of common equity, as of September 23, 1998: 11,346,880 shares of Common Stock, 2,645,000 Warrants

     Transitional Small Business Disclosure Format (check one):

                           Yes  _____      No ___X___

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

================================================================================

                           NETWORK EVENT THEATER, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----
Part I

    1.  Business............................................................   1

    2.  Properties..........................................................   9

    3.  Legal Proceedings...................................................   9

    4.  Submission of Matters to a Vote of Security Holders.................   9

Part II

    5.  Market For Common Equity and Related Stockholder Matters............  10

    6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  10

    7.  Financial Statements................................................  12

    8.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure..............................  12

Part III

    9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act................  13

   10.  Executive Compensation..............................................  13

   11.  Security Ownership of Certain Beneficial Owners and Management......  13

   12.  Certain Relationships and Related Transactions......................  13

   13.  Exhibits, List and Reports on Form 8-K..............................  13

Index to Consolidated Financial Statements.................................. F-1

Signatures .................................................................  15

                                     PART I

ITEM 1. BUSINESS

     Network Event Theater, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") was incorporated under the laws of the State of Delaware in December 1995 to be the successor to the business of Universal Access Network, LP (the "Partnership"), a Delaware limited partnership organized in August 1993. In April 1996, the Partnership effected a reorganization pursuant to which it assigned all of its assets to the Company in exchange for 6,354,440 shares of the Company's common stock and distributed those shares to its partners. On April 9, 1996, the Company sold 2.3 million shares of its common stock and 2,645,000 warrants to purchase shares of its common stock in an initial public offering (the "Initial Public Offering") in which the Company received approximately $9.7 million of net proceeds.

     The Company was organized to develop, own and operate a proprietary national network of theaters on college campuses (the "Network"). The Network delivers entertainment and educational events via satellite for display through high-resolution video projectors on movie theater sized screens reaching a geographically dispersed audience of college students, faculty, administrators and community residents in each college community. Additionally, the Company is engaged in developing and acquiring media and marketing services businesses which, using both on-line and off-line capabilities, target the young adult and college markets and complement and enhance the reach of its Network.

     The Company provides a comprehensive marketing service to advertisers, sponsors and entertainment companies by helping them target young adults and college audiences through a variety of media, both on-line and off-line, some of which are proprietary to the Company, including the sponsorship of events presented on the Network, the placement of advertisements in college newspapers, the placement of advertisements and advertising banners on Internet websites, the placement of posters on general and proprietary bulletin and wallboards on college campuses, and the distribution of free postcards at selected venues, both on and off campuses. For example, a motion picture studio which is premiering a major motion picture through the Network could launch a simultaneous and comprehensive marketing program including advertisements or inserts in college newspapers, Campus Voice(R) wallboard advertisements, on-campus postering and free postcard distribution both on and off campus, far beyond the Company's installed Network of campus theaters. The Company believes that its broad array of targeted media and marketing services both on-line and off-line will enable it to build more lucrative long-term relationships with sponsors, advertisers and entertainment companies in the future.

                             The Young Adult Market

     The Company defines the Young Adult Market as 18-24 years old. This demographic group is one of the fastest growing segments of the American population. According to projections based on 1990 U.S. Census Bureau data, there are approximately 25 million young adults in the United States today, representing 9.2% of the total national population. According to the Resident Population Projections (Middle Series) prepared by the U.S. Census Bureau, this number will rise to over 30 million by the year 2010 and represent over 10.1% of the population.

     The Company believes that advertisers consider the most important segment of the young adult market to be college students because they are still developing brand loyalties and their future incomes are generally higher than those of young adults who do not attend college. According to the 1995 Digest of Education Statistics prepared by the United States Department of Education (the latest available), the college market consists of more than 3,600 colleges and universities in the United States with enrollments of approximately 14 million students, including part-time and full-time undergraduate and graduate students. The American Council on Education estimates that in 1997 over 8.4 million young adults (representing 34% of the young adult population) were full-time undergraduate college students in the United States. This represents a target market which the Company believes has significant personal spending power. In addition, growth in enrollment at colleges and universities is expected to continue into the next century because (i) the children of baby boomers are reaching college age and beginning to attend college, (ii) a higher percentage of young adults are attending college after completing high school and (iii) more adults are returning to college for advanced degrees.

     The Company believes the young adult market, both on and off campus, is particularly attractive to a significant segment of advertisers such as entertainment companies, telecommunications companies, computer and software companies, automobile manufacturers, drug companies, fashion and athletic equipment companies and financial services companies because young adults are receptive to new ideas and products, are in a formative stage with respect to building brand loyalties, are conversant and comfortable with computers and networking, including Internet usage, and, as a whole, have significant disposable income.

                                   The Network

     The Company has built and intends to expand its Network to selected colleges and universities throughout the United States and to create and develop a steady stream of programming and events for the Network.

Network Installations and School Contracts

     The Company is focusing its marketing efforts to expand the Network from its present size of 39 schools by concentrating on schools located in key Designated Market Areas (television market areas defined by A. C. Nielsen, Co.) which it believes will enhance the Network's appeal to programmers, sponsors and advertisers. The Company markets its Network principally by contacting and making presentations to school administrators and student organizations responsible for promoting and coordinating campus events and by attending key college conferences. The Company's marketing efforts relating to its Network are currently made through its full-time campus operations department and the Company's executive officers.

     The Company believes that installing a Network theater on campus is attractive to school administrators because, in addition to providing a vehicle for entertainment, it provides the college with a state-of-the-art digital satellite signal receiving system and a high resolution audio/video projection system which it can use at no charge (except for maintenance charges for heavy use) for educational and other non-commercial and non-competitive purposes. This can be a cost-effective way to enhance the quality of campus life.

     As of September 23, 1998, the Company had completed installations at 39 colleges and universities with a total enrollment of approximately 825,000. The average Network theater has a seating capacity of approximately 475 persons. Installations are as follows:

Arizona State University
California State University - Long Beach
Central Michigan University
Clemson University
College of William and Mary
Connecticut College
Eastern Michigan University
Emory University Georgia
Institute of Technology
Georgia Southern University
Iowa State University
Kansas State University
Louisiana State University
Mankato State University
Michigan State University
New Mexico State University
New York University
Ohio State University
Oklahoma State University
Rutgers State University - Cook College
Southeast Missouri State
University SUNY College of Oneonta
University  of Alabama-Birmingham
University of California-Berkeley
University   of California-Los  Angeles
University of Central Florida
University of Cincinnati
University of Colorado-Boulder
University of Houston
University of Idaho
University of Kansas
University  of  Minnesota
University of Nevada, Reno
University of North Carolina-Charlotte
University of North Texas
University of Rhode Island
University of Rochester
University of Southern Mississippi
Washington State University

     The geographic dispersion of the Network's equipment currently enables the Company to offer Network events to most areas of the contiguous United States. Additionally, the Company has a signed contract with Western Illinois University and expects to have the equipment installed by November 1998.

     The typical Network installation package consists of an all digital satellite dish and attendant satellite signal receiving equipment, a high-resolution video projection system with commercial quality movie theater sized screen and state-of-the-art audio system. The cost of the equipment for a typical installation ranges from $65,000 to $95,000, depending on the size of the theater, and is generally declining over time as a result of technological advances. The Company typically installs and maintains this equipment at its own expense. However, the Company is actively exploring giving certain colleges and universities the option of purchasing the equipment at their own expense in order to accelerate the time in which they will be able to receive Network broadcasts. This may become a significant method of expanding the Network in the future. The Company may also seek to lease all or a portion of its presently installed and newly acquired equipment to reduce its up-front capital costs.

     The Company believes that satellite technology is the most cost-effective technology for achieving rapid and complete market coverage in that a single up-link signal can be broadcast simultaneously at a fixed cost to all installations. Satellite transmission is also able to provide the Company with the flexibility to deliver programming to a single school or group of schools depending upon the time, day or program offered. In September 1997, the Company upgraded, at its own expense, all Network theater installations to receive digital rather than analog satellite transmission signals, which has resulted in improved performance at basically the same transmission cost. The total cost of this upgrade of the entire Network did not exceed $50,000.

     The schools listed above have granted the Company the exclusive right to exhibit, promote and sell commercial programming and promotional merchandise through the Network, as well as the exclusive use of school venues for a minimum number of dates per month. Under the terms of such agreements, schools are generally responsible for public access and security staffing and are required to use their best efforts to provide the Company with reasonable access to on-campus media and key campus locations for promotional purposes and to otherwise assist in the promotion, coordination and staffing of Network events (including printing and selling tickets, disseminating promotional materials and providing technical support).

     The Company's school contracts provide for the Company to present a schedule of programming dates prior to each school semester or quarter to be agreed upon by the school. Schools are required to use their best efforts to reserve campus theaters for additional dates to accommodate special events or replays. Schools are permitted to use the Company's high-resolution projection equipment for non-commercial, educational and academic purposes at no cost (except for maintenance charges for heavy use). School contracts generally have terms ranging from two to five years and provide for automatic renewals unless terminated by either party by notice prior to the end of the initial renewal term. Most contracts provide that in the event of termination for any reason other than a material breach by the Company, the school may not enter into an agreement with a competitor of the Company for a period of two years after termination.

Programming

     The Company commenced regular operations of the Network in the 1996-97 academic year and broadcast 14 events in the 1997-1998 academic year. It anticipates that it will broadcast at least two to four events per month in the 1998-99 academic year. The Network can be used to broadcast both live and pre-recorded events. In addition, the Network has audio/video interactive capabilities which allow audiences to interact with performers and participants before, during and after live performances. This capability was used by the Company in three broadcasts during academic year 1997-98 when feature films were premiered on the Network. In the case of the premiere presentations of the films I Know What You Did Last Summer and Wild Things, members of the cast as well as the director of the films were present at one of the Network theaters and participated in a one-hour question and answer period during which students at other Network theaters could call in questions. At the premiere of the film U-Turn, the director of the film, Oliver Stone, participated in a similar question and answer session. The Company believes that these interactive presentations attract strong student interest and are attractive to Network advertisers.

     Since January 1996, the Company has entered into a number of licensing agreements with content providers such as Miramax Films, Sony Pictures, Mandalay Entertainment, Dreamworks SKG, HBO, Don King Productions, Mercury Records, Warner Brothers and ABC for individual programs and has broadcast both live and pre-recorded events including concerts, motion pictures and sneak previews of yet to be released motion pictures, comedy shows, documentaries, sporting events, special pay-per-view events and educational seminars. Typically, programmers pay a fee for access to the Network's audiences.

     The Company believes that there are significant opportunities for it to preview movies for film studios on campuses and to show feature films of independent and foreign filmmakers which appeal to college audiences. The Company also believes that recording artists and record companies will be attracted to the Network and may seek to use it to establish an initial following among college students, who are generally receptive to many forms of popular music, including rock, country and alternative. Furthermore, the Company believes that promoters of a wide variety of sporting events, including football, basketball, baseball and other sports, will find the Network attractive, as many televised sporting events are available only in particular regions or in sports bars, which may not be accessible to college students. In its efforts to make a variety of sporting events available over its Network, the Company will seek to capitalize on the popularity of sporting events among college students. However, there can be no assurance that the Company will attract and retain a sufficient number of schools and obtain the programming necessary to generate meaningful revenues or achieve profitable operations from its Network.

Marketing and Event Promotion of the Network

     The Company has a field force of two full-time campus operations staff members who work with local college personnel and students to facilitate the promotion and the presentation of Network events on each campus. Students are generally informed of Network events through advertisements in school newspapers and by posters, flyers and other promotional activities.

     The Company anticipates that the Network's principal sources of revenues will be from sponsorship of Network events and fees paid by content providers. The Company may also earn revenues from ticket sales to selected events, although it did not charge admission to any events in the 1997-98 academic year. If students are charged for admission to events, ticket prices are set by the Company and ticket receipts are collected by student organizations and remitted to the Company after the deduction of small amounts to reimburse the costs of collection.

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

                     Media and Marketing Services Companies

     In addition to operating the Network, the Company purchased and operates four media and marketing services companies which primarily or exclusively serve the young adult market. In the order of acquisition they are American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall") and Pik:Nik Media, Inc. ("Pik:Nik"). The Company has integrated the operations and sales forces of these businesses. Such integration has enabled each sales person to offer a full range of products and services to the Company's clients. The Company believes that such ability will allow its sales force to gain greater access to its clients' senior marketing personnel.

American Passage

     On September 13, 1996, American Passage, a newly organized, wholly-owned subsidiary of the Company, acquired from American Passage Media Corporation ("APMC") substantially all of APMC's assets relating to its college and high school media and marketing services business. The acquired businesses included APMC's college newspaper print advertisement placement operations, college campus postering operations (including postering on distribution racks called AdRaX(R) that contain college newspapers on campus), high school focused

GymBoards(R) operations and various other advertiser and event sponsorship related activities. APMC had been involved in the young adult marketing business since 1976.

     American Passage represents on a non-exclusive basis virtually every college newspaper in the country that accepts national advertising. The college newspapers that American Passage represents have a combined circulation of over six million and enrollment at these schools totals over ten million students. American Passage's national advertising customers include, among others, American Express, AT&T, TIAA/CREF, The Wall Street Journal, Nike and Microsoft. American Passage's resources include a proprietary database of every major college newspaper and demographic and consumer data that enable it to create customized targeted media programs for its advertising clients. In addition to providing marketing and research assistance to advertisers, American Passage assists in the development and distribution of advertising material to college newspapers. In the past, American Passage's revenues have been generated principally from sales of advertisements to be run in college newspapers.

     American Passage's campus postering service places posters and other advertising messages on bulletin boards on college campuses throughout the country. Through a network of approximately 250 full-time and student representatives, American Passage's postering service covers more than 1,250 college campuses with enrollment totaling over ten million students. Advertisers pay American Passage a fee for these postering services. American Passage's
AdRaX(R) location media are college newspaper distribution racks with large advertising display spaces above the newspaper bin. American Passage has placed over 1,350 AdRaX(R) units at prime locations at over 200 college campuses. Revenues are generated from monthly advertisements appearing on each unit. GymBoards(R) are gender specific message and information centers that are installed in boys' and girls' high school locker rooms at no cost to the school and are customized with each school's colors and mascot or nickname. Each GymBoard(R) consists of a coach's message board and two advertising panels which are protected by acrylic covers. GymBoards(R) are posted in almost 5,000 high schools nationwide with more than four million students, representing about one-third of the total high school market. Advertising is sold on a monthly basis from September through May.

     In connection with its acquisition of assets from APMC, American Passage entered into an agreement to serve as the exclusive representative for the sale of national advertising for APMC's Directory of Classes publication. Directory of Classes is the official class guide and registration manual at approximately eighty college campuses with a total enrollment of over 1.3 million students. This agreement, under which American Passage will receive specified sales commissions for as long as it achieves certain minimum sales levels, has enabled American Passage to retain the right to sell national advertising for the Directory of Classes without assuming responsibility for publishing it. Other American Passage activities include event marketing and sampling services for clients and marketing and executing spring break programs and promotions at the six resort properties operated by Paradise Found Resorts & Hotels located in Panama City Beach, Florida.

     As part of its print media services, American Passage can also supply clients with newspaper inserts and can assist clients by providing creative input. An example of this is the Nike SportsPage insert prepared by American Passage on a monthly basis for insertion in selected college newspapers. It contains a monthly calendar of sports events at selected campuses, a personal profile of an intramural athlete from each school and a summary of intramural activities on campus. The insert is both an information source for students and an opportunity for Nike to reinforce its presence on campus. Inserts can be provided in color and in black and white and are often used for client's special offers to the campus community.

     American Passage also provides event marketing and promotional assistance on campus to clients who want to use the techniques of tabling and other face-to-face contact with students. Typically, this service has been used for food and beverage sampling, credit card solicitation and long distance telephone service solicitation. Some examples of past sampling programs include programs for companies such as Tropicana, Kraft General Foods, Barq's Root Beer and Microsoft.

Campus Voice

     On February 21, 1997, the Company, through its newly organized, wholly owned subsidiary, Campus Voice, acquired from a wholly owned subsidiary of Sirrom Capital Corporation substantially all of the assets relating to a business of operating a national network of proprietary, giant, metal-framed and plexi-glass enclosed wallboards on college campuses. The network, which was started in 1981, today consists of almost 3,400 giant wallboards located on 404 college campuses across the United States reaching approximately 4.0 million college students. It is the oldest and largest national network of its kind in the United States.

     There are an average of nine wallboards on each of the campuses that Campus Voice serves, located in high traffic areas such as student unions, libraries, vending areas, bookstores, residence halls, laundry rooms, dining halls and athletic facilities. Each month, posters containing editorial content of interest to college students and paid advertisements are placed in the wallboard units.

     After its acquisition, Campus Voice's operating and publishing model was completely revamped. Campus Voice's sales efforts, which had been provided on a contract basis by a third party, were brought in-house. In addition, editorial content, which was supplied by freelance writers under contract, was obtained instead from popular magazines such as In Style, Discover, Yahoo! and Interview. Finally, the Campus Voice network was divided into three parts, permitting advertisers to purchase a portion of the network on a regional or targeted basis. Such division has made this medium more attractive to advertisers by reducing their out-of-pocket costs. Advertising clients that use Campus Voice's services include, among others, Warner Lambert, Procter & Gamble, Sony Pictures and Microsoft.

Beyond the Wall

     On April 11, 1997, the Company acquired the assets and certain liabilities of Posters Preferred, Inc. relating to its business of publishing and distributing a twice-yearly catalog to college students entitled Beyond the Wall(R). The business was originally started in 1993. Each year, Beyond the Wall distributes over four million of its catalogs to over 600 college campuses making it, the Company believes, the largest and broadest publication specifically targeting college students. The catalog contains advertising images which are available in poster-size reproductions, which students can purchase by mail order as posters to be hung on the walls of their rooms. The Company has also entered into distribution agreements with on-campus poster vendors for direct distribution of these catalog posters. In addition, Beyond the Wall maintains a website at which students can download a screen saver with the same images that are found on the posters.

     The Company believes the catalog is attractive to image and brand focused advertisers who want to reach young adults. Beyond the Wall's clients include, among others, VISA, J. Crew, Sara Lee, BMW, Calvin Klein, Procter & Gamble and Volkswagen of America.

Pik:Nik Media, Inc.

     On April 30, 1997, Pik:Nik, a newly organized, wholly owned subsidiary of the Company, acquired from Pik:Nik, LLC the assets and certain liabilities relating to its business of producing, marketing and distributing free postcards containing advertising images. As of May 1, 1998, the Company acquired another company which distributes free postcards in the city of Chicago. At this time, the Company believes Pik:Nik to be the largest free postcard distribution network in the United States with access to over 1,850 free postcard distribution racks.

     Pik:Nik's postcards are marketed under the HotStamp(TM) brand and are available for distribution through five separate programs. The first program is called the Cities Program in which free postcards are distributed using more than 1,400 of Pik:Nik's proprietary racks installed in major markets throughout the country at restaurants, bars, cafes and clubs. Pik:Nik currently distributes free postcards through its proprietary racks located in New York, Los Angeles, San Francisco, Chicago, Seattle and Dallas, and through contract distributors in Washington, D.C., Boston and Philadelphia. The Company is planning to expand Pik:Nik's network of proprietary racks to other markets, including Miami and Atlanta. Pik:Nik also distributes postcards in over 50 secondary cities in the United States through a customized distribution operation utilizing disposable postcard holders located at high traffic and point of sale locations.

     Pik:Nik's second program is its College Program. As part of that program, the Company installed racks at over 125 bars (which have been designated as America's Top 100 College Bars(TM)) located near college campuses. These bars have received national publicity with regard to this program, including an article in Playboy magazine, and distribute tee shirts with their bar's name prominently displayed. Through an exclusive arrangement, another 125 racks have been installed on college campuses in college bookstores managed by Barnes & Noble (the largest private manager of campus bookstores in the United States) and in student unions.

     A third program, called the Cinema Program, is the result of an exclusive arrangement with General Cinemas. Pursuant to that program, Pik:Nik installed postcard racks at 100 of the largest General Cinema movie theaters across the country. General Cinema receives a share of the revenues generated by the sale of postcards for these racks and has its employees periodically replenish the racks with postcards.

     The fourth program conducted by Pik:Nik is the Conventions Program. The Company supplies fixed racks and manually distributes postcards at various conventions held throughout the United States. The cards are generally topically related to each convention. The fifth and final program offered by Pik:Nik is the Independent Music Store program whereby free postcard racks have been installed at over 100 large independent music stores throughout the United States. The coalition representing these music stores and the participating stores earn a share of the revenues generated by the sale of postcards for these racks, and music store employees periodically replenish the racks with postcards.

               The Company's On-Line Capabilities and the Internet

     The Company believes that college students and young adults are computer literate and utilize on-line resources such as E-mail and the Internet on a more frequent basis than the general population. As a result, students can now increasingly be reached by advertisers using a combination of both on-line and off-line media capabilities. As described above, the Company has significant off-line media capabilities aimed specifically at college students and young adults. In addition, at this time, the Company's four websites described below generate approximately six to eight million page views per academic year. The Company intends to increase its on-line media capabilities and presence significantly in the future, either through internal development of such capabilities or by acquisitions, joint ventures or mergers with other companies which have on-line media capabilities.

     Presently, the Company's on-line resources consist of four websites. The first is Beyondthewall.com, which is a retail oriented website where students can order posters from the Beyond the Wall(R) catalog. In addition, students can download a free screen saver and can play trivia games. The Company estimates that this website receives approximately six million page views per academic year. The Company also maintains a website called Pulsefinder.com. This website is used as an on-line polling center for college students and is part of a market research venture with Greenfield Online, Inc. The Company estimates that this website receives approximately two million page views per academic year. The Company believes that it may earn significant revenues from this website through the sale of contract research by Greenfield Online, Inc.

     The Company also maintains a site called Americanpassage.com which it uses to deliver information to potential and current clients about American Passage's media capabilities and the Company's other business activities. American Passage clients can get certain information about college media resources which they can use in developing media plans and advertising campaigns. The site can also be used for the electronic transfer of advertising copy and images from clients to American Passage and, in certain circumstances, from American Passage directly to college newspapers. In addition, American Passage earns some revenues from the sale of advertising banners on the websites maintained by over 110 participating college newspapers.

     Finally, the Company maintains a website called NETcrawl.com, which it uses exclusively for colleges which are part of the Network to report on attendance and other information to the Company.

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

                            Corporate Reorganization

     Effective as of July 1, 1997, the Company completed an internal organizational restructuring which resulted in (i) the business and assets of the Network being owned by a newly organized subsidiary of the Company, Network Event Theater Development, Inc., (ii) the business and assets of Campus Voice being owned by a newly organized subsidiary of the Company, Campus Voice, Inc., and (iii) the business and assets of American Passage, Beyond the Wall and Pik:Nik being owned, respectively, by American Passage Media, Inc., Beyond The Wall, Inc. and Pik:Nik Media, Inc., each of which is a subsidiary of a newly organized subsidiary of the Company, National Campus Media, Inc. Additionally, the Company organized a subsidiary which it intends to use for the purpose of printing, or contracting for printing, and distribution of printed materials in connection with the publishing activities of the Company's other subsidiaries. The purpose of the restructuring was to achieve certain tax reporting efficiencies for the Company.

                                   Trademarks

     The Company has registered with the United States Patent and Trademark Office the names "Network Event Theater" and "NET", as well as the NET logo. The Company has also registered the names American Passage, GymBoards, AdRaX, Campus Voice, Pulsefinder, Beyond the Wall, HotStamp and Pik:Nik Free Postcards. The Company's rights in these marks may be a significant part of its business. The Company is not aware of any claims of infringement or other challenges to its rights to use these marks, although the Company is aware of numerous other registrations of the mark NET. There can be no assurance the Company's marks do not or will not infringe the proprietary rights of others, that the Company's marks would be upheld if challenged, or that the Company would not be prevented from using its marks. The Company does not hold any patents or copyrights.

                                    Employees

     As of September 23, 1998, the Company had 81 full-time employees and 15 part-time employees. None of the Company's employees is represented by a collective bargaining unit, and the Company believes that relations with its employees are good.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending, material legal proceeding, and the Company is not aware of any contemplated proceeding which may be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 19, 1998, a special meeting of stockholders of the Company was held for the purpose of voting upon an amendment to the Company's certificate of incorporation to increase the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 17 million shares to 32 million shares. In voting for the proposal, 9,377,646 shares of common stock were cast in favor of the amendment and 65,159 shares of common stock were cast in opposition thereto. Holders of 3,900 shares abstained.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market ("Nasdaq") under the symbol "NETS". The following table sets forth the high and low closing bid prices for the common stock as furnished by Nasdaq. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                      High             Low
                                                      ----             ---
      Fiscal 1997
         First Quarter............................  $ 4 1/8        $ 1 27/32
         Second Quarter...........................   5 7/16            2 3/4
         Third Quarter............................    6 1/8            4 1/2
         Fourth Quarter...........................    5 3/8            3 1/2

      Fiscal 1998
         First Quarter............................    7 1/8            4 5/8
         Second Quarter...........................    6 1/2            3 7/8
         Third Quarter............................    5 3/8            4 1/4
         Fourth Quarter...........................  4 11/16            3 5/8

     As of September 23, 1998, there were approximately 36 holders of record of the Company's common stock.

     To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but, instead, intends to retain any earnings for use in the Company's business operations.

Recent Sales of Unregistered Securities

     In January and February 1998, the Company, through Sunrise Securities Corp. ("Sunrise"), as private placement manager, sold a total of 1,055,600 shares of its common stock to Warburg Pincus Emerging Growth Fund Inc. (888,889 shares), Far West Capital Partners L.P. (111,111 shares) and Larry Miller (55,600 shares) for an aggregate consideration of $4,750,200. Sunrise received 5,560 shares of common stock and incidental expenses for its services. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such sales.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the ability to obtain financing, integration of acquisitions, the management of growth, changing consumer tastes and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     The Company's consolidated financial statements are not directly comparable from period to period due to acquisition activity. The following financial analysis compares the twelve months ended June 30, 1998 ("1998") to the twelve months ended June 30, 1997 ("1997").

Results of Operations

     In 1998, net revenues were $11,188,000 as compared to $6,439,000 in 1997. The increase of $4,749,000 is primarily due to the reporting in 1998 of a full year's operating results of American Passage, Campus Voice, Beyond the Wall, and Pik:Nik (which were all acquired during 1997), which, in the aggregate, accounted for $4,510,000 of this increase. The remaining $239,000 was generated by revenues received from screening events on the Network.

     In 1998, selling, general and administrative expenses were $12,953,000 as compared to $9,006,000 in 1997. The increase of $3,947,000 was primarily due to the inclusion in 1998 of a full year of operations of American Passage, Campus Voice, Beyond the Wall and Pik:Nik, which accounted for approximately $431,000, $340,000, $1,377,000 and $2,070,000 of this increase, respectively. The offset of $271,000 was due to decreased costs of the Network associated with the termination of a programming services agreement with a director of the Company.

     In 1998, corporate expenses were $3,088,000 as compared to $2,078,000 in 1997. The increase of $1,010,000 is due to increased corporate personnel and related overhead expenses required to support the Company's growth.

     In 1998, depreciation and amortization was $1,779,000 as compared to $1,253,000 in 1997. The increase of $526,000 was primarily due to the inclusion in 1998 of a full year of operations of the media and marketing services businesses acquired during 1997, which accounted for $430,000 of the increase. The remainder of $96,000 was the result of additional Network theater installations.

     In 1998, total operating expenses were $17,820,000 as compared to $12,337,000 in 1997. The increase of $5,483,000 was primarily due to the inclusion in 1998 of a full year of operations of American Passage, Campus Voice, Beyond the Wall and Pik:Nik, which accounted for approximately $610,000, $460,000, $1,396,000 and $2,182,000, respectively, of the increase. The remainder of $835,000 was the result of the expansion of the Network and an increase in the number of sales, management and support staff.

     In 1998, interest income was $156,000 as compared to $274,000 in 1997. The decrease of $118,000 was due to reduced interest income on lower average cash balances.

     In 1998, interest expense was $564,000 as compared to $390,000 in 1997. The increase of $174,000 was due to increased average debt balances and additional financings undertaken during 1998.

     In 1998, provision for income taxes was $191,000 as compared to $166,000 in 1997. The increase of $25,000 was due to increased state taxes on revenues and net assets.

     In 1998,  net loss was  $7,231,000 as compared to  $6,157,000 in 1997.  The increase of $1,074,000 was a result of increased operating expenses from the inclusion of a full year of operations of the businesses acquired during 1997, an increase in the number of management, sales and support staff resulting from such acquisitions and the costs of further expansion of the Network.

Impact of Year 2000

     The Company believes that its computer programs and systems are year 2000 compliant.

Liquidity and Capital Resources

     The Company consummated the Initial Public Offering on April 9, 1996, pursuant to which it raised net proceeds of approximately $9.7 million, of which $500,000 was used to repay previously existing Company indebtedness. Since the Initial Public Offering, the Company has purchased approximately $1.6 million of Network theater equipment and invested approximately $1.5 million in the acquisitions of American Passage, Campus Voice, Beyond the Wall and Pik:Nik (the remainder of the cash portion of the purchase prices having been borrowed). The balance of the proceeds have otherwise been used to fund the Company's operations.

     On June 24, 1997, the Company sold an aggregate of 1,015,873 shares of its common stock in a private placement. The net proceeds of that sale of $3.8 million were used to fund the Company's operations.

     In January and February 1998, the Company sold an aggregate of 1,055,600 shares of its common stock in a private placement. The net proceeds of $4.6 million were used to fund the Company's operations.

     The Company used approximately $4.4 million in operating activities in 1998 as compared to $5.3 million in 1997. The decrease of approximately $0.9 million represents the increase in short-term liabilities and the decrease in accounts receivable, offset substantially by the increase in net loss and depreciation and amortization. Cash used in investing activities in 1998 of approximately $2.1 million is composed primarily of capital expenditures. Cash provided by financing activities in 1998 of approximately $4.6 million is primarily attributable to the sale of the Company's common stock.

     The Company's primary capital requirements with respect to its operations have been to fund corporate overhead, the operation of its Network and the operations of Pik:Nik. In the event that the Company's plans and assumptions with respect to its Network change or prove to be inaccurate, if its assumptions with respect to American Passage, Campus Voice, Beyond the Wall and Pik:Nik being able to fund their operations and to make debt service payments out of their own cash flows in the future prove to be inaccurate, or if the working capital or capital expenditure requirements of American Passage, Campus Voice, Beyond the Wall or Pik:Nik prove to be greater than anticipated, the Company could be required to seek additional financing. The inability to obtain additional financing could have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

     As of June 30, 1998, the Company had approximately $2.3 million in cash and cash equivalents. The Company believes that such amounts, plus an additional $4.7 million of net proceeds which has been raised through a private debenture offering in July 1998, will be sufficient to fund working capital, including debt service and interest requirements, at least through the fiscal year ended June 30, 1999. The Company's ability to improve its operations will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

     The Company may also seek additional debt or equity financing to fund the cost of additional expansion of its Network and the cost of developing or acquiring additional media and marketing services businesses. To the extent that the Company finances its requirements through the issuance of additional equity securities, including the exercise of warrants issued in the Initial Public Offering, any such issuance would result in dilution of the interests of the Company's stockholders.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits. See below.

     (b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1998.

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

3.3* Certificate of Amendment of Certificate of Incorporation, as filed May 27, 1998.

3.4 Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

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

Exhibit No.
-----------

10.6 NET Portfolio Investors Agreement dated December 21, 1995 between the Company and NET Portfolio Investors, L.P. (incorporated by reference to
       Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.7   Standard Form of School  Contract  (incorporated  by reference to Exhibit
       10.8 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.8 Asset Purchase Agreement dated September 13, 1996 among American Passage Media Corporation, Gilbert Scherer, the Company and American Passage Media, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on September 28, 1996).

10.9   Option   Agreement   between  the  Company  and  American  Passage  Media
       Corporation (incorporated by reference to Exhibit 5 to the Company's Form 8-K filed on September 28, 1996).

10.10 Bill of Sale and Agreement dated January 31, 1997 among SCCGS, Inc., Sirrom Capital Corporation, Campus Voice, L.L.C. and the Company (incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.11 Asset Purchase Agreement dated April 11, 1997 among Posters Preferred, Inc., Dennis Roche, Brian Gordon and the Company (incorporated by reference to Exhibit 10.30 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.12 Asset Purchase Agreement dated April 30, 1997 among the Company, Pik:Nik Media, LLC, Pik:Nik, LLC and Garth Holsinger, Annett Schaefer-Sell and Sunny Smith (incorporated by reference to Exhibit 10.31 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997.)

10.13 Stock Purchase Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg,
       Pincus Institutional Fund, Inc. and the Company (incorporated by reference to Exhibit 10.32 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.14 Registration Rights Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg,
       Pincus Institutional Fund, Inc. and the Company (incorporated by reference to Exhibit 10.33 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.15* Stock Purchase  Agreement dated December 23, 1997 between the Company and
       Sirrom Investments, Inc.

10.16* Placement Manager Agreement dated December 24, 1997 between the Company and Sunrise Securities Corp.

10.17* Form of Stock Purchase Agreement.

10.18* Loan Agreement dated December 30, 1997 between First Union National Bank,
       American  Passage Media,  Inc.,  Beyond the Wall,  Inc. and Campus Voice,
       Inc.

10.19* Unconditional  Guaranty  dated  December  30,  1997  by the  Company  and
       National Campus Media, Inc. in favor of First Union National Bank.

21*    Subsidiaries of the Company.

23*    Consent of Ernst & Young LLP.

27*    Financial Data Schedule.

----------
*    Filed herewith.

                           NETWORK EVENT THEATER, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      Index

Report of Independent Auditors ...........................................   F-2

Consolidated Financial Statements:

Consolidated Balance Sheet at June 30, 1998 ..............................   F-3

Consolidated Statements of Operations for the years ended June 30,
  1998 and 1997 ..........................................................   F-4

Consolidated Statements of Cash Flows for the years ended
   June 30, 1998 and 1997 ................................................   F-5

Consolidated Statements of Stockholders' Equity for the  years ended
   June 30, 1998 and 1997 ................................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Network Event Theater, Inc.

We have audited the accompanying consolidated balance sheet of Network Event Theater, Inc. as of June 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Event Theater, Inc. at June 30, 1998, and the consolidated results of their operations and their cash flows for the each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                                  Ernst & Young LLP

New York, New York
August 21, 1998

                           NETWORK EVENT THEATER, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                  June 30, 1998

ASSETS
Current Assets:
   Cash and cash equivalents ......................................... $  2,271
   Accounts receivable, net of allowance for doubtful accounts
     of $137 .........................................................    1,539
   Prepaid expenses ..................................................      348
   Deposits and other current assets .................................      181
                                                                       --------
Total current assets .................................................    4,339

Property and equipment, net ..........................................    4,861
Intangible assets, net of accumulated amortization of $867 ...........    6,476
                                                                       --------
Total assets ......................................................... $ 15,676
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .................................................. $    914
   Accrued employee compensation .....................................      520
   Accrued professional fees .........................................      225
   Other accrued expenses ............................................      537
   Deferred revenues .................................................      689
   Current portion of long-term debt .................................      789
                                                                       --------
Total current liabilities ............................................    3,674

Long-term debt .......................................................    3,459
Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000 shares authorized, no shares
     issued and outstanding ..........................................     --
   Common stock, $.01 par value, 32,000 shares authorized, 11,347
      shares issued and outstanding ..................................      113
   Additional paid-in capital ........................................   27,198
   Accumulated deficit ...............................................  (18,768)
                                                                       --------
Total stockholders' equity ...........................................    8,543
                                                                       --------

Total liabilities and stockholders' equity ........................... $ 15,676
                                                                       ========

                 See notes to consolidated financial statements

                           NETWORK EVENT THEATER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                             Year ended June 30,
                                                          ----------------------
                                                            1998         1997
                                                          --------     --------

Net Revenues .........................................    $ 11,188     $  6,439

Operating Expenses:
   Selling, general and administrative expense .......      12,953        9,006
   Corporate expenses ................................       3,088        2,078
   Depreciation and amortization .....................       1,779        1,253
                                                          --------     --------
Total operating expenses .............................      17,820       12,337
                                                          --------     --------
Loss from operations .................................      (6,632)      (5,898)
Interest income ......................................         156          274
Interest expense .....................................        (564)        (390)
Other income .........................................        --             23
                                                          --------     --------
Loss before provision for income taxes ...............      (7,040)      (5,991)
Provision for income taxes ...........................         191          166
                                                          --------     --------
Net loss .............................................    $ (7,231)    $ (6,157)
                                                          ========     ========
Net loss per basic and diluted common share ..........    $  (0.69)    $  (0.71)
                                                          ========     ========
Weighted average basic and diluted common shares
  tstanding ..........................................      10,508        8,715
                                                          ========     ========

                 See notes to consolidated financial statements

                          NETWORK EVENT THEATER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Year ended June 30,
                                                           ---------------------
                                                              1998        1997
                                                           ----------   --------
Cash Flows From Operating Activities
Net loss ..................................................  $(7,231)   $(6,157)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Provision for bad debts .............................       64         73
      Depreciation and amortization .......................    1,779      1,253
      Loss on disposal of equipment .......................       85       --
      Issuance of options for consulting services .........       53       --
      Changes in assets and liabilities:
         Increase in accounts receivable ..................     (164)    (1,512)
         Increase (decrease) in prepaid expenses ..........       45       (341)
         Increase in deposits and other current assets ....      (61)       (94)
         Increase in accounts payable .....................      372        128
         Increase in accrued employee compensation ........      199        321
         (Decrease) increase in accrued professional
           fees ...........................................      (95)       320
         Increase in deferred revenues ....................      388        301
         Increase in other accrued expenses ...............      133        436
                                                             -------    -------
Net cash used in operating activities .....................   (4,433)    (5,272)

Cash Flows From Investing Activities
   Capital expenditures ...................................   (1,682)    (1,194)
   Proceeds from the sale of equipment ....................       64       --
   Notes receivable .......................................       33        (33)
   Payment for business acquisitions ......................     (532)    (4,842)
   Sale of investments ....................................     --        7,913
                                                             -------    -------
Net cash provided by investing activities .................   (2,117)     1,844

Cash Flows From Financing Activities
   Net proceeds from sale of common stock and
      exercise of warrants ................................    4,581      3,783
   Proceeds from long-term debt ...........................    5,125      3,860
   Repayment of long-term debt ............................   (5,070)      (297)
                                                             -------    -------
Net cash provided by financing activities .................    4,636      7,346
Net (decrease) increase in cash and cash equivalents ......   (1,914)     3,918
Cash and cash equivalents at beginning of period ..........    4,185        267
                                                             -------    -------

Cash and cash equivalents at end of period ................  $ 2,271    $ 4,185
                                                             =======    =======
Supplemental cash flow information:
   Cash paid for interest .................................  $   538    $   279
                                                             =======    =======
   Cash paid for income taxes .............................  $   143    $   207
                                                             =======    =======
   Issuance of Common Stock in connection
     with acquisitions ....................................  $  --      $   473
                                                             =======    =======
   Debt assumed in connection with acquisitions ...........  $  --      $ 2,553
                                                             =======    =======
   Issuance of Common Stock in connection with
     debt repayment .......................................  $ 2,144    $  --
                                                             =======    =======

                 See notes to consolidated financial statements

                           NETWORK EVENT THEATER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                        Unrealized
                                 Common Stock  Additional               Appreciation
                                --------------  paid-in  Accumulated   On Marketable
                                Shares  Amount  Capital     Deficit  Equity Securities   Total
                                ------  ------  -------     -------  -----------------   -----
Balances at
  June 30, 1996 ............    8,654   $ 87   $ 16,177    $ (5,380)       $(30)       $ 10,854

Issuance of  common
  stock for acquisitions ...      191      2        471        --           --              473

Sale of common stock .......    1,016     10      3,773        --           --            3,783

Unrealized appreciation on
  marketable securities ....     --      --        --          --            30              30

Net loss ...................     --      --        --        (6,157)        --           (6,157)
                               ------   ----    -------    --------        ----        --------
Balances at
  June 30, 1997 ............    9,861     99     20,421     (11,537)        --            8,983

Issuance of common
  stock for debt ...........      413      4      2,140        --           --            2,144

Issuance of common
  stock ....................    1,016     10      4,511        --           --            4,521

Issuance of common stock
   upon exercise of warrants       12    --          60        --           --               60

Issuance of options for
  consulting services ......     --      --         105        --           --              105

Ajustment to common stock
  issued for acquisition
  of Beyond the Wall .......     --      --         (39)       --           --              (39)

Net loss ...................     --      --        --        (7,231)        --           (7,231)
                               ------   ----    -------    --------        ----        --------
Balances at
  June 30, 1998 ............   11,347   $113    $ 27198    $(18,768)       $--         $  8,543
                               ======   ====    =======    ========        ====        ========

                 See notes to consolidated financial statements

                          NETWORK EVENT THEATER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

1.   Organization and Basis of Presentation

     Network Event Theater, Inc. ("NET") and its subsidiaries (collectively referred to as the "Company") owns and operates a proprietary national network of theaters on college campuses (the "Network") located throughout the United States. The Network delivers entertainment and educational events via satellite for display through high resolution video projectors on movie theater sized screens. Additionally, the Company owns and operates collegiate media and marketing service businesses which complement and enhance the reach of its Network.

     In April 1996, the Company sold 2.3 million shares of its common stock and 2,645,000 warrants to purchase shares of its common stock in a public offering (the "Initial Public Offering") in which the Company received approximately $9.7 million of net proceeds, of which $500,000 was used to repay Company debt.

     In connection with the Initial Public Offering, the Company issued 460,000 warrants to the Underwriter. Each warrant entitles the holder to purchase one share of the Company's common stock for $8.25 and expire in April 2002.

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

Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. These lives are estimated to be five years for Network theater equipment, six years for location based media equipment and three to five years for furniture and office equipment. Leasehold improvements are amortized on the straight-line basis over the shorter of the term of the related lease or the lives of the related improvements. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets

     Intangible assets represent acquisition costs in excess of the fair value of businesses acquired and are amortized on the straight-line basis principally over 15 years. The agreements pursuant to which the Company acquired certain companies include provisions that would require the Company to issue additional shares of common stock, if the acquired company meets certain goals. The value of any such shares issued, as of the date issued, will be added to the goodwill related to such acquisition and will be amortized over the remainder of such goodwill's useful life.

                          NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1998

     It is the Company's policy to account for intangible assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of intangible assets of the Company and its subsidiaries, management assesses the carrying value of the intangible assets if facts and circumstances suggest that there may be impairment. If this review indicates that the intangible assets will not be recoverable as determined by a nondiscounted cash flow analysis of the operating results over the remaining amortization period, the carrying value of the intangible assets would be reduced to estimated realizable value.

Revenue Recognition

     The Company's primary source of revenue is derived from the sale of advertising space in media which are owned either by the Company or by third parties and by the sale of marketing services. Revenue is generally recognized in the month of media publication and in the case of marketing services, the month such services are provided.

Advertising and Promotion Costs

     The Company expenses advertising costs as incurred. Advertising expense for the years ended June 30, 1998 and 1997 were approximately $529,000 and $564,000, respectively.

Income Taxes

     The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are provided for differences between the carrying amounts of the Company's assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Recapitalization

     In May 1998, the Company increased its authorized common stock of $.01 par value to 32,000,000 shares.

Earnings Per Share

     The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," effective July 1, 1997. In accordance with the requirements of SFAS No. 128, earnings per share amounts for prior periods have been restated; such restatement had no effect on the previously reported amounts.

     Under SFAS No. 128, basic earnings per share excludes any dilution for common stock equivalents and is computed on the basis of net income divided by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted earnings per share does not consider such dilution if its affect would be to reduce the loss per share ("antidilutive").

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

                          NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1998

     The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company will adopt the new requirements retroactively in fiscal 1999. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 must first be applied in the first quarter of fiscal years that begin after June 15, 1999, and in general, requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. Management has not completed its review of SFAS No. 133 but does not anticipate that it will have a material affect on its consolidated financial statements.

3.   Acquisitions

American Passage Acquisition

     In September 1996, the Company, through its newly organized, wholly owned subsidiary, American Passage Media, Inc. ("American Passage"), acquired substantially all of the assets relating to a college and high school media and marketing services business. The businesses acquired included the seller's college newspaper print advertisement placement operations, college campus postering operations including postering on distribution racks that contain college newspapers, high school focused GymBoards(R) operations and various other advertiser and event sponsorship related activities. As consideration for the assets, the Company: (1) paid $4,423,000 in cash, including acquisition costs, (2) issued a two-year subordinated promissory note for $750,000, which was fully repaid in December 1997, (3) issued a contingent option to purchase up to 100,000 shares of the Company's common stock pursuant to an option agreement,
(4) entered into a two-year consulting agreement aggregating $273,600, which was terminated in June 1997, and (5) assumed certain of the contractual obligations of the seller. The aggregate purchase price of $5,173,000, which includes acquisition costs, exceeded the fair value of the net assets acquired by approximately $4,839,000.

Campus Voice Acquisition

     In February 1997, the Company, through its newly organized, wholly owned subsidiary, Campus Voice, LLC ("Campus Voice"), acquired substantially all of the assets relating to a business operating a national network of proprietary giant wallboards on college campuses. As consideration for the assets, Campus Voice issued junior secured promissory notes in the aggregate amount of approximately $1,563,000, which were fully repaid in December 1997 (See Note 4). The seller also agreed to advance up to $660,000 of working capital to Campus Voice from the date of the acquisition until January 1, 1998 on a senior, secured basis, as defined. In December 1997, the working capital advance of $385,000 plus accrued interest was fully repaid. The final purchase price of $1,728,000, which includes acquisition costs, exceeded the fair value of the net assets acquired by approximately $684,000. As a result of the determination of the final purchase price and an adjustment to the fair value of certain assets

                          NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1998

acquired in connection with this acquisition, the equipment value was decreased, and goodwill increased by approximately $111,000 during 1998.

Beyond the Wall Acquisition

     In April 1997, the Company acquired the assets and certain liabilities of Posters Preferred, Inc., an entity that distributes twice yearly catalogs of posters available for sale to college students. As consideration for this purchase, the Company issued to the seller 70,000 shares of the Company's common stock valued at $350,000; assumed certain trade accounts payable and other obligations of the seller; is obligated to issue up to 6,666 of additional shares of the Company's common stock in each of 1998, 1999 and 2000 subject to the satisfaction of certain conditions. Such conditions were met for 1998, therefore the 6,666 additional shares are issuable but have not been issued as of June 30, 1998. A liability was recorded to reflect such future issuance. In addition, the Company agreed to pay to the seller cash amounts to the extent that the market price of shares of the Company's common stock would be less than $5.00 per share on the first anniversary of the date of each issuance of shares pursuant to the purchase agreement. The aggregate purchase price, including the additional consideration, of $427,000, including acquisition costs, exceeded the fair value of the net assets acquired by approximately $433,000.

Pik:Nik Acquisition

     In April 1997, a newly organized wholly owned subsidiary of the Company, Pik:Nik Media, LLC, acquired the assets and liabilities relating to a business producing, marketing and distributing free post cards containing advertising images. As consideration for the purchase, Pik:Nik paid the seller an aggregate amount of $69,000; paid to certain creditors $20,000 and agreed to pay those creditors an additional $240,000, plus interest, in installments over 36 months. The Company also issued to the principals of the seller and certain creditors an aggregate of 29,118 shares of the Company's common stock valued at approximately $124,000; and the Company agreed to pay additional amounts of cash and to issue additional shares to the principals of the seller subject to the satisfaction of certain conditions during each of the four successive fiscal years commencing July 1, 1997. In January 1998, the purchase agreement was amended whereby the Company is obligated to pay $155,000, and cancel a note receivable, in the amount of $34,000, from the seller. In exchange, the Company was relieved of all future contingent purchase payments of cash and stock. The aggregate purchase price of $778,000, including acquisition costs, exceeded the fair value of the net assets acquired by approximately $982,000. The increase in purchase price resulting from the amendment has been recorded as additional goodwill.

On The House Acquisition

     In May 1998, the Company, through its subsidiary, Pik:Nik Media, Inc. (formerly, Pik:Nik Media, LLC), acquired substantially all of the assets of On The House Postads, Inc., an entity that produces, markets and distributes free postcards containing advertising images in the Chicago area. The Company paid $142,500 in cash and agreed to pay an additional $71,250 in cash and issue $71,250 worth of the Company's common stock in July 1999, subject to certain conditions. The aggregate purchase price of $200,000, including acquisition costs, was recorded as goodwill.

     The aforementioned acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price of each of the acquisitions has been allocated to the assets acquired and the liabilities assumed based on their fair values at the respective dates of the acquisition. Included in intangible assets is the excess of cost over the assets acquired and liabilities assumed. The results of operations of the businesses acquired are included in the Company's consolidated results of operations from the respective dates of acquisition.

                          NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1998

     The  following  unaudited  pro forma  information  is  presented  as if the
Company  had  completed  the   acquisitions   as  of  July  1,  1997  and  1996,
respectively:

                                                         Year ended June 30
                                                    ----------------------------
                                                        1998            1997
                                                      --------        -------
Net revenue .....................................   $ 11,511,000    $ 9,457,000
Net loss applicable to common stock .............     (7,268,000)    (6,780,000)
Net loss per basic and diluted common share .....           (.69)          (.78)
Weighted  average common shares
   outstanding - basic and diluted ...............     10,508,000      8,715,000

     The pro forma information above is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the respective periods.

4. Long-Term Debt

      Long-term debt as of June 30, 1998 consists of the following:

      Note Payable to Bank (A) ...................................  $ 3,072,000
      Note Payable to Finance Company (B) ........................    1,000,000
      Other ......................................................      176,000
                                                                    -----------
                                                                      4,248,000
      Less current portion .......................................     (789,000)
                                                                    -----------
                                                                    $ 3,459,000
                                                                    ===========


     (A) In December 1997, in conjunction with the refinancing of certain debt owed by American Passage to a bank, Campus Voice, Beyond the Wall and American Passage (the "Borrowers") entered into a loan agreement with another bank. Under the terms of this loan agreement, the bank advanced to the Borrowers $4.0 million that was used to repay all existing long-term indebtedness of American Passage in the amount of $3.8 million. The balance of the proceeds was used for working capital. The loan is secured by all of the assets of the Borrowers and is guaranteed by NET. The loan is payable in equal monthly installments, commencing in February 1998, over a maximum of six years (as defined). Interest is payable monthly at a rate of interest of 275 basis points above LIBOR for U.S. dollar deposits of one month maturity.

     The Borrowers also entered into an interest rate exchange agreement converting $3.0 million of the aforementioned floating rate debt to a fixed rate.  The  balance  of the  interest  rate  agreement  at  June  30,  1998  was
$2,722,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002. The Company's estimated credit exposure related to the interest rate exchange agreement as of June 30, 1998 is approximately $24,000. The notional amount of the derivative does not represent the amount exchanged by the parties, and is not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivative, which relate to interest rates. The fair value of the interest rate agreement at June 30, 1998 was approximately $2,746,000 determined on the basis of valuation pricing models which take into account current market and contractual prices, giving effect to the time value and yield curve underlying the position.

     In conjunction with this loan, the bank has also made available to the Borrowers a revolving line of credit with a maximum principal amount of $1.0 million. All amounts borrowed under this facility must be repaid in July 1999. The revolving line of credit facility bears interest at the rate of the bank's prime rate plus 25 basis points and interest is due monthly. Borrowings under the revolving line of credit are secured by the Borrower's eligible accounts receivable (as defined) and is also guaranteed by NET. As of June 30, 1998, the Borrowers have not borrowed any amounts under this facility.

                          NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1998

     (B) In December 1997, Pik:Nik borrowed $1.0 million from a finance company which is due in June 2000. Interest on the note is payable monthly at a rate of 12% per annum. The note is secured by all of the assets of Pik:Nik and is guaranteed by NET. The proceeds may be used for working capital for Pik:Nik and NET.

     At June 30, 1998, the aggregate amounts of long-term debt due during the next five years are as follows:

       Year ending June 30:
           1999 ..................................................   $  789,000
           2000 ..................................................    1,720,000
           2001 ..................................................      667,000
           2002 ..................................................      667,000
           2003 and thereafter ...................................      405,000
                                                                     ----------
                                                                     $4,248,000
                                                                     ==========

     The fair value of the long-term debt approximates net book value

5. Property and Equipment

     Property and equipment consists of the following:

     Network theater equipment ..................................   $ 4,225,000
     Location based media equipment .............................     1,935,000
     Furniture and office equipment .............................     1,247,000
     Leasehold improvements .....................................       118,000
                                                                    -----------
                                                                      7,525,000
     Less accumulated amortization and depreciation ............     (2,664,000)
                                                                    -----------
                                                                    $ 4,861,000
                                                                    ===========

6. Income Taxes

     At June 30, 1998, the Company had a net operating loss carryforward for income tax purposes of approximately $14,300,000 that expires through 2013. For financial reporting purposes, a valuation allowance of $5,634,000 has been recognized to offset the deferred tax asset principally related to this carryforward. The net operating loss carryforward at June 30, 1996, of approximately $1,104,000, is subject to annual limitations brought about by the Company's change of its tax year end.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 1998 are as follows:

     Deferred tax assets:
        Net operating loss carryforwards ...............        $5,711,000
     Other .............................................           (77,000)
                                                                ----------
     Total deferred tax assets .........................         5,634,000
     Valuation allowance ...............................        (5,634,000)
                                                                ----------
     Net deferred tax assets............................         $   --
                                                                ==========

     No federal tax provision has been provided for at June 30, 1998 and 1997 due to the significant losses incurred to date. State tax provision has been provided for at June 30, 1998 and 1997 in the amount of $191,000 and $166,000, respectively. These taxes are primarily based on net revenues and net assets.

                          NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1998

7.   Related Party Transactions

Programming Services Agreement

     In 1995, the Company entered into a consulting agreement with an entity owned by Freddie Fields and Jerome Hellman ("F&H") pursuant to which Messrs. Fields and Hellman served as Chairman and President, respectively, of the Company's programming division. In May 1997, the Company entered into a revised agreement which relieved Messrs. Fields and Hellman of their obligation to devote a substantial portion of their business time to the Company, but provided that each would continue to be available to perform consulting services for the Company and that Mr. Fields, at his election, would continue to serve as a director of the Company. This agreement expired in December 1997. F&H is entitled to receive royalties of 10% of the pre-tax income of the Company until December 1999.

     F&H received an annual fee for its services. For the years ended June 30, 1998 and 1997, such fees totaled $275,000 and $500,000, respectively.

     Additionally, F&H received an annual fee for overhead (primarily relating to the Company's office in Los Angeles, California) paid in equal monthly installments. The annual overhead fee for the years ended June 30, 1998 and 1997 of $138,000 and $269,000, respectively, was fully expensed. The Company believes that these overhead fees are comparable to terms which could have been obtained from an unrelated third party.

     In  December  1995,  the  Company  also  granted  F&H an option to purchase
552,560 shares of common stock at an exercise price of $1.58 per share which expires in December 2005 if not exercised prior to that date.

8.   Stockholders' Equity

     The Company issued 2,645,000 warrants at the time of its Initial Public Offering (see Note 1). The warrants entitle the registered holder to purchase one share of the Company's common stock for $5.00, subject to adjustment in certain circumstances, at any time until April 2, 2001.

     The  warrants  are   redeemable  by  the  Company,   upon  consent  of  the
underwriter, upon notice of not less than 30 days, at a price of $.10 per warrant, provided that the closing bid quotation of the common stock on all 20 trading days ending on the third day prior to the day on which the Company gives notice has been at least $7.50, as adjusted for certain dilutive events.

     In June 1997, the Company sold an aggregate of 1,015,873 shares of its common stock. The net proceeds of that sale of $3.8 million are being used for general corporate purposes. The Company is obligated to register these shares as soon as practicable. In connection with this issuance, the Company issued 150,000 warrants to an investment bank. Such warrants have an exercise price of $4.50 and expire in November 2000.

     In December 1997, the Company issued 412,397 shares of common stock in exchange for cancellation of certain of its long-term debt issued in connection with the acquisition of Campus Voice, net of fees and accrued interest, in the amount of $2,144,000.

     In December 1997, the Company issued 12,000 shares of common stock upon exercise of warrants at $5.00 per share. The Company realized $60,000 as a result of this exercise of warrants.

     In December 1997, the Company granted, to a public relations firm, 100,000 options to purchase shares of common stock at an exercise price of $5.00 per share. The fair value of such options was determined to be approximately $105,000, which is being amortized over the term of the public relations agreement. The expense recognized for the year ended June 30, 1998 was $53,000. In addition, the Company maybe obligated to issue 100,000 and 300,000 additional options based on certain equity goals being reached by September 1998 and December 1998, respectively. These options will have exercise prices of $7.50 and $5.00, respectively. All options vest over one year and expire after 4 years.

                          NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1998

     In January and February 1998, the Company sold 1,055,600 shares of its common stock in a private placement transaction and realized net proceeds of approximately $4,500,000. In addition, the Company issued 5,560 shares of common stock, as a commission, in connection with the issuance of a portion of the common stock issued in February 1998.

     Securities for issuance of common stock excluded from diluted earnings per share due to their antidilutive effect are as follows:

                                                        1998           1997
                                                      --------       ---------
      Stock options................................  1,281,560         952,560
      Common stock purchase warrants...............  3,243,000       3,105,000

9. Stock Option Plan

     In 1996, the Company adopted a Stock Option Plan (the "1996 Plan") in order to grant employees providing services to the Company incentive stock options. The 1996 Plan allows for the granting of options to purchase up to 400,000 shares of the Company's stock. In December 1997, the Company adopted another Stock Option Plan (the "1997 Plan") in order to grant employees providing services to the Company incentive stock options. The 1997 Plan allows for the granting of options to purchase up to 450,000 shares of the Company's common stock. The exercise price of the options granted pursuant to the 1996 Plan and the 1997 Plan, (collectively, the "Option Plans") were at the fair market value on the date of grant.

     The following table summarizes the Option Plans transactions for the years ended June 30, 1998 and 1997:

                                                                      Weighted
                                                                        Average
                                                                       Exercise
                                                           Shares       Price
                                                           ------      --------
Options outstanding at June 30, 1996 ...................   200,000      $3.88
Options granted ........................................   140,000       3.19
Options canceled or expired ............................   (40,000)      2.63
Options exercised ......................................      --         --
                                                           -------      -----
Options outstanding at June 30, 1997 ...................   300,000       3.73
Options granted ........................................   260,000       4.85
Options canceled or expired ............................   (31,000)      5.00
Options exercised ......................................      --         --
                                                           -------      -----
Options outstanding at June 30, 1998 ...................   529,000      $4.39
                                                           =======      =====
Options exercisable at June 30, 1998 ...................   233,333
                                                           =======
Options exercisable at June 30, 1997 ...................   133,333
                                                           =======
Options available for future grant at June 30, 1998 ....   321,000
                                                           =======

     The range of the exercise prices for options outstanding at June 30, 1998 was $2.63 to $5.00. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for the Option Plans to date. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased by approximately $317,000, or $.03 per share and $232,000, or $.03 per share for the years ended June 30, 1998 and 1997, respectively. The fair value of the options granted during the years ended June 30, 1998 and 1997 is estimated using the Black-Scholes option-pricing model with the following assumptions:

                          NETWORK EVENT THEATER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 30, 1998

                                                                 June 30
                                                              ---------------
      Assumption                                              1998       1997
      ----------                                              ----       ----
Risk-free interest rate ................................      5.57%      5.91%
Dividend yield .........................................      0%         0%
Volatility factor of the expected market price
   of the Company's common stock .......................      .709       1.016
Average life ...........................................      3 years    3 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of it employee stock options.

     The weighted average fair value of options granted during the years ended June 30, 1998 and 1997 was $2.41 and $2.67, respectively. The weighted average exercise price of the exercisable options at June 30, 1998 is $3.93. The weighted average exercisable life of the options at June 30, 1998 is 8 years.

10.  Commitments and Contingencies

Leases

     The Company has various leases for office space. Rental expense for the years ended June 30, 1998 and 1997 was approximately $771,000 and $278,000, respectively.

     The minimum annual rental commitments under noncancellable operating leases are as follows:

           Year ending June 30:
               1999.................................................. $ 686,000
               2000..................................................   734,000
               2001..................................................   367,000
               2002..................................................    71,000
                                                                     ----------
                                                                     $1,858,000
                                                                     ==========
Litigation

     In the normal course of business, the Company is subject to certain claims and litigation, including unasserted claims. The Company is of the opinion that, based on information presently available, such legal matters will not have a material adverse effect on the financial position or results of the operations of the Company.

11.  401(k) Plan

     During 1997, the Company established a 401(k) Plan (the "Plan") for the benefit of all eligible employees. Eligible participants under this Plan are defined as all full-time employees with one year of service. All eligible participants may elect to contribute a portion of their compensation to the Plan subject to Internal Revenue Service limitations. The Company may make discretionary matching contributions to the Plan, subject to Board approval. In 1998 and 1997, the amount of this matching expense was approximately $30,000 and $20,000, respectively.

12.  Subsequent Event

     In July 1998, the Company realized net proceeds of approximately $4.7 million from the sale of $5,000,000 of 11% Subordinated Notes (the "Notes") and 375,000 warrants. The Notes are due in July 2003. Each warrant entitles the holder to purchase one share of the Company's common stock for $4.125 and expire in July 2003.

     In connection with the sale of the Notes and warrants, the Company issued 150,000 warrants to the placement agent. Each warrant entitles the holder to purchase one share of the Company's common stock for $4.125 and expire in July 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                               NETWORK EVENT THEATER, INC.

                                                  By: /s/ Harlan D. Peltz
                                                     ---------------------------
                                                         Harlan D. Peltz
                                                     Chief Executive Officer and
                                                        Chairman of the Board

Date:  September 28, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                       Date
      ---------                          ----                        ----

/s/ Harlan D. Peltz          Chief Executive Officer and     September 28, 1998
--------------------------      Chairman of the Board
    Harlan D. Peltz             (Principal Executive
                                Officer)

   /s/ Don Leeds             President and Director          September 28, 1998
--------------------------
      Don Leeds

  /s/ Bruce L. Resnik        Executive Vice President,       September 28, 1998
--------------------------      Chief Financial Officer
     Bruce L. Resnik            and Secretary (Principal
                                Financial Officer and
                                Principal Accounting
                                Officer)

  /s/ Freddie Fields         Director                        September 28, 1998
--------------------------
     Freddie Fields

    /s/ Howard Klein         Director                        September 28, 1998
--------------------------
      Howard Klein

     /s/ Jan Miller          Director                        September 28, 1998
--------------------------
       Jan Miller

    /s/ Metin Negrin         Director                        September 28, 1998
--------------------------
      Metin Negrin

 /s/ George Lindemann        Director                        September 28, 1998
--------------------------
    George Lindemann

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

3.3* Certificate of Amendment of Certificate of Incorporation, as filed May 27, 1998.

3.4 Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

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

Exhibit No.
-----------

10.6 NET Portfolio Investors Agreement dated December 21, 1995 between the Company and NET Portfolio Investors, L.P. (incorporated by reference to
       Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.7   Standard Form of School  Contract  (incorporated  by reference to Exhibit
       10.8 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.8 Asset Purchase Agreement dated September 13, 1996 among American Passage Media Corporation, Gilbert Scherer, the Company and American Passage Media, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on September 28, 1996).

10.9   Option   Agreement   between  the  Company  and  American  Passage  Media
       Corporation (incorporated by reference to Exhibit 5 to the Company's Form 8-K filed on September 28, 1996).

10.10 Bill of Sale and Agreement dated January 31, 1997 among SCCGS, Inc., Sirrom Capital Corporation, Campus Voice, L.L.C. and the Company (incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.11 Asset Purchase Agreement dated April 11, 1997 among Posters Preferred, Inc., Dennis Roche, Brian Gordon and the Company (incorporated by reference to Exhibit 10.30 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.12 Asset Purchase Agreement dated April 30, 1997 among the Company, Pik:Nik Media, LLC, Pik:Nik, LLC and Garth Holsinger, Annett Schaefer-Sell and Sunny Smith (incorporated by reference to Exhibit 10.31 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997.)

10.13 Stock Purchase Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg,
       Pincus Institutional Fund, Inc. and the Company (incorporated by reference to Exhibit 10.32 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.14 Registration Rights Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg,
       Pincus Institutional Fund, Inc. and the Company (incorporated by reference to Exhibit 10.33 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.15* Stock Purchase  Agreement dated December 23, 1997 between the Company and
       Sirrom Investments, Inc.

10.16* Placement Manager Agreement dated December 24, 1997 between the Company and Sunrise Securities Corp.

10.17* Form of Stock Purchase Agreement.

10.18* Loan Agreement dated December 30, 1997 between First Union National Bank,
       American  Passage Media,  Inc.,  Beyond the Wall,  Inc. and Campus Voice,
       Inc.

10.19* Unconditional  Guaranty  dated  December  30,  1997  by the  Company  and
       National Campus Media, Inc. in favor of First Union National Bank.

21*    Subsidiaries of the Company.

23*    Consent of Ernst & Young LLP.

27*    Financial Data Schedule.

----------
*    Filed herewith.