Form 10KSB/A
period 1998-06-30
NETWORK EVENT THEATER INC
filed 1998-10-28
CIK 1005500

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A

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

                           Yes  ___X__      No ______

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year. $11,188,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 23, 1998: $20,844,039

      State the number of shares outstanding of each of the issuer's classes of common equity, as of October 23, 1998: 11,346,880 shares of Common Stock, 2,645,000 Warrants

     Transitional Small Business Disclosure Format (check one):

                           Yes  _____      No ___X___

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                           NETWORK EVENT THEATER, INC.
                  AMENDMENT TO THE ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----
Part III

    9.  Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act...................   1

   10.  Executive Compensation..............................................   3

   11.  Security Ownership of Certain Beneficial Owners and Management......   5

   12.  Certain Relationships and Related Transactions......................   6

Signatures .................................................................   7

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The directors and executive officers of the Company are as follows:

Name                              Age    Position
-----                            ----    -------
Harlan D. Peltz ..............    33     Chairman of the Board and Chief
                                            Executive Officer
Don Leeds ....................    47     President and Director
Bruce L. Resnik ..............    52     Executive Vice President, Chief
                                            Financial Officer and Secretary
Freddie Fields ...............    75     Director
Jan Miller ...................    51     Director
Metin Negrin .................    32     Director
George Lindemann .............    62     Director
Howard Klein..................    41     Director

      Harlan D. Peltz has been Chairman of the Board and Chief Executive Officer of the Company since its incorporation in December 1995. From August 1993 to December 1995, Mr. Peltz was the President of Universal Access Network, Inc., the general partner of Universal Access Network, LP, the predecessor of the Company. From September 1991 to July 1993, Mr. Peltz was an associate at Veronis, Suhler & Associates Inc., an investment banking firm specializing in the media industry. From July 1990 to May 1991, Mr. Peltz worked for Home Box Office in the area of international business development in Eastern Europe and South America.

      Don Leeds has been a director of the Company since December 1995. He was elected Executive Vice President-Strategic Planning and Business Development of the Company in June 1996 and then President in September 1996. From 1989 to June 1996, Mr. Leeds was a Managing Director at Veronis, Suhler & Associates Inc.

      Bruce L. Resnik has been Executive Vice President, Chief Financial Officer and Secretary of the Company since October 1996. From August 1992 to September 1996, Mr. Resnik was the Director of Finance of the International Division of Grey Advertising.

      Freddie Fields has been a director of the Company since February 1996 and a consultant to the Company since January 1995. Since September 1993, Mr. Fields has been the Chairman of The Fields & Hellman Company, a motion picture and television production company. Mr. Fields was also the Executive Producer of "The Montel Williams Show." In 1990, Mr. Fields produced the motion picture "Glory." Mr. Fields has also served as the President and Chief Executive Officer of the talent agency, Creative Management Associates (now known as International Creative Management, Inc.), and as the President of the Metro Goldwyn Mayer and United Artists motion picture studios. Mr. Fields is a member of the Board of Directors of The Sports and Entertainment Commission of the City of Los Angeles.

      Jan Miller has been a director of the Company since February 1996. Since January 1980, Ms. Miller has been the President and Chief Executive Officer of Dupree, Miller & Associates, a literary agency whose clients include Anthony Robbins, Stephen Covey, Les Brown and Maria Shriver.

      Metin Negrin has been a director of the Company since December 1995. Since August 1993, Mr. Negrin has been the Chief Operating Officer and a Managing Director of The Athena Group, a real estate investment firm. From July 1990 to July 1993, Mr. Negrin was an associate in the New York office of LaSalle Partners, a Chicago-based real estate investment firm.

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

      Howard Klein has been a director of the Company since June 1998. Mr. Klein is a founding partner of 3 Arts Entertainment, one of the leading management/production firms in the entertainment industry. Representing some of the world's most recognizable talent in the areas of film and television, Mr. Klein is personally responsible for guiding the careers of many writers, directors and performers.

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors, subject to the provisions of certain employment agreements.

      The Company has obtained key man life insurance on the life of Mr. Peltz in the amount of $2 million.

      In connection with the Company's initial public offering on April 9, 1996 (the "Offering"), the Company agreed, for a period of three years following the date of the offering, if so requested by Whale Securities Co., L.P., the underwriter of the Offering (the "Underwriter"), to nominate and use its best efforts to elect a designee of the Underwriter as a director of the Company or, at the Underwriter's option, as a non-voting advisor to the Company's Board of Directors. The Underwriter has not yet exercised its right to designate such a person.

Board and Committee Meetings

      During the fiscal year ended June 30, 1998, the Board of Directors held four meetings and acted by unanimous written consent several times. Each member of the Board attended at least 75% of the meetings of the Board and meetings of any committees of the Board on which he served that were held during the time he served.

      The Audit Committee of the Board of Directors, which consists of a majority of independent directors, makes recommendations concerning the engagement of the Company's independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees of the independent public accountants, reviews the adequacy of the Company's internal accounting controls, and reviews all related party transactions on an ongoing basis for potential conflict of interest situations. The members of the Audit Committee are George Lindemann and Metin Negrin. The Audit Committee did hold any meetings in the fiscal year ended June 30, 1998.

      The Stock Option Committee is made up of a majority of directors who, to the extent legally required, qualify as "outside directors" under Section 162(m) of the Internal Revenue Code of 1986, as amended, and as "non-employee directors" under Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Stock Option Committee administers the Company's two stock based stock option plans. The members of the Stock Option Committee are Harlan D. Peltz, Metin Negrin and Jan Miller. The Stock Option Committee did not meet in the fiscal year ended June 30, 1998 but acted several times by written consent.

      The Board of Directors does not have a Nominating Committee or a Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely on a review of the reports and representations furnished to the Company during the last fiscal year, the Company believes that each of the persons required to file reports under Section 16(a) of the Exchange Act was in compliance with all applicable filing requirements with respect to the Company's most recent fiscal year, except that Bruce L. Resnik failed to file one report with respect to the option grant described in Item 11 below and Howard Klein failed to file a report upon his election as a director of the Company.

ITEM 10. Executive Compensation

      The following table sets forth certain information for each of the Company's three fiscal years ended June 30, 1996, 1997 and 1998 with respect to compensation paid to Harlan D. Peltz, the Company's Chief Executive Officer, Don Leeds, the Company's President, Bruce L. Resnik, the Company's Executive Vice President and Chief Financial Officer, and Lawrence Kieves, the Company's former President. No other executive officer received compensation in any of those fiscal years that exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation
                                                   ---------------------
                                                                           Securities
                                                                           Underlying     All Other
Name and Principal Position           Fiscal Year  Salary($)    Bonus($)     Options    Compensation($)
-------------------------              ---------   --------      -------   ----------   ---------------
Harlan D. Peltz .....................     1998      112,500     50,000(a)      --             162(b)
  Chief Executive Officer                 1997      112,500     40,000(a)      --             --
                                          1996      112,500        --          --             --

Don Leeds ...........................     1998      200,000     40,000(a)      --           1,722(b)
  President                               1997      197,000     30,000(a)      --          50,000(c)
                                          1996         --          --       376,000           --

Lawrence Kieves .....................     1998         --          --          --             --
  Former President                        1997       56,250        --          --             --
                                          1998      112,500        --          --             --

Bruce L. Resnik .....................     1998      175,000     50,000(a)   100,000         7,371(b)
  Executive Vice President -              1997      129,230     25,000(a)    50,000           --
  Chief Financial Officer                 1996         --          --          --             --

--------------------
(a) Discretionary bonuses paid pursuant to each executive officer's employment agreement with the Company and approved by the Board of Directors.

(b)   Additional disability insurance and annual life insurance premiums.

(c) Additional compensation in connection with the acquisition of American Passage Media, Inc.

      None of the executive officers of the Company named in the Summary Compensation Table received any long-term compensation awards or payouts during the Company's last three fiscal years.

Stock Options

      During the fiscal year ended June 30, 1998, the Company granted Mr. Resnik an option under the Company's 1997 Employee Stock Option Plan to purchase, at a price of $4.69 per share, up to 33,333 shares of Common Stock, par value $0.01 per share ("Common Stock"), of the Company on and after January 6, 1999, up to an additional 33,333 shares of Common Stock on and after January 6, 2001 and up to an additional 33,334 shares of Common Stock on and after January 6, 2001. The option expires in fiscal 2008.

      None of the executive officers of the Company named in the Summary Compensation Table exercised any options during the fiscal year ended June 30, 1998.

Employment Agreements

      On April 2, 1996, the Company entered into a three-year employment agreement with Harlan D. Peltz, its Chairman of the Board and Chief Executive Officer. The agreement requires Mr. Peltz to devote substantially all of his business time to the management and operations of the Company and provides for a base annual salary of $110,000 during the term of the agreement, subject to increase as determined by the Board of Directors. Mr. Peltz also may be granted annual bonuses at the discretion of the Board of Directors. The agreement provides that if Mr. Peltz is terminated without cause, he will continue to receive the base salary during the remainder of the contract term. The agreement also provides that the Company will continue to pay the base salary to Mr. Peltz or his legal representative in the event of his termination due to disability or death, for a period ending on the earlier of the one-year anniversary of such termination or the end of the employment term. The agreement contains provisions prohibiting Mr. Peltz from competing with the Company during the term of employment and for a period of one year thereafter.

      On June 17, 1996, the Company entered into a three-year employment agreement with Don Leeds to serve as its Executive Vice President-Strategic Planning and Business Development. (Mr. Leeds was elected President in September 1996.) The agreement requires Mr. Leeds to devote substantially all of his business time to the management and operations of the Company and provides for a base annual salary of $200,000 during the term of the agreement, subject to increase as determined by the Board of Directors. Mr. Leeds may also be granted annual bonuses at the discretion of the Board of Directors. The agreement requires the Company to provide and maintain certain insurance benefits for Mr. Leeds. The agreement provides that in the event of Mr. Leeds' termination due to disability or death, the Company will continue to pay the base salary to him or his estate for a period ending on the earlier of the one-year anniversary of such termination or the end of the contract term. The agreement also provides that Mr. Leeds may terminate his employment for Good Reason (as defined), in which event he will be entitled to receive his base salary for the remainder of the contract term. The agreement contains provisions prohibiting Mr. Leeds from competing with the Company during the term of employment and, upon the satisfaction of certain conditions, for a period of one year thereafter. In connection with his employment by the Company, Mr. Leeds also received a $50,000 fee for consulting services he rendered to the Company prior to his employment and options from the Company and Harlan D. Peltz.

      On September 26, 1996, the Company entered into a three-year employment agreement with Bruce L. Resnik to serve as its Executive Vice President-Chief Financial Officer. The agreement provides for a base annual salary of $175,000 during the term of the agreement, subject to increase as determined by the Board of Directors. Mr. Resnik may also be granted annual bonuses at the discretion of the Board of Directors. The agreement provides that in the event of Mr. Resnik's termination due to disability or death, the Company will continue to pay the base salary to him or his estate for a period ending on the earlier of the six-month anniversary of such termination or the end of the contract term. The agreement contains provisions prohibiting Mr. Resnik from competing with the Company during the term of employment and for a period of one year thereafter. In connection with his hiring, Mr. Resnik was granted an option pursuant to the Company's 1996 Employee Stock Option Plan to purchase up to 50,000 shares of the Common Stock at the fair market value of the stock on the date of grant.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information regarding the beneficial ownership of the Common Stock as of October 23, 1998 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's executive officers and directors and
(iii) all executive officers and directors of the Company as a group.


                                                             Amount and
                                                        Nature of Beneficial      Percentage of
Name and Address of Beneficial Owner(1)                     Ownership(2)       Outstanding Shares
------------------------------------                   ---------------------   ------------------
Harlan D. Peltz ......................................       2,392,813(3)            21.1%
George Lindemann .....................................         630,757(4)             5.6
   c/o Cellular Dynamics, Inc.
   767 Fifth Avenue
   New York, New York 10153
Freddie Fields .......................................         312,280(5)             2.7
   c/o The Fields & Hellman Company
   8899 Beverly Boulevard
   Los Angeles, California 90048
Don Leeds ............................................         437,713(6)             3.7
Metin Negrin .........................................          70,535                 *
Bruce L. Resnik ......................................          33,333(7)              *
Jan Miller ...........................................           2,000                 *
Howard Klein .........................................         128,500(8)             1.1
All executive officers and directors
  as a group (8 individuals) .........................       4,007,931               34.1
Warburg, Pincus Counsellors, Inc. ....................       1,904,762               16.8
   466 Lexington Avenue
   New York, New York 10017
A. Alfred Taubman ....................................         764,111(9)             6.7
   200 East Long Lake Road
   Bloomfield Hills, Michigan 48304
John Hancock Advisers, Inc. ..........................         782,300                6.9
   c/o John Hancock Mutal Life Insurance Company
   John Hancock Place
   Post Office Box 111
   Boston, MA 02117

The Dreyfus Corporation ..............................         630,900                5.6
   c/o Mellon Bank Corporation
   One Mellon Bank Center
   Pittsburg, PA 15258


--------------------------

*    Less than 1% of the outstanding Common Stock.

(1) Unless otherwise indicated, the address of each beneficial owner identified is 529 Fifth Avenue, New York, New York 10017.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Form 10-KSB/A upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this Form 10-KSB/A have been exercised.

(3) Includes 63,544 shares owned by Universal Access Network, Inc., a Delaware corporation wholly owned by Mr. Peltz.

(4) All shares owned by Activated Communications, L.P. ("ACLP"), which is wholly owned, directly or indirectly, by Mr. Lindemann and his family members. Mr. Lindemann is the President, and he and his family members are the sole shareholders, of the general partner of ACLP.

(5) Includes 276,280 shares issuable upon exercise of options owned by a family trust of which Mr. Fields is a trustee.

(6) Includes 376,000 shares issuable upon exercise of options granted under the Company's 1996 Employee Stock Option Plan and by Harlan D. Peltz.

(7) Shares issuable upon exercise of options granted under the Company's 1996 Employee Stock Option Plan.

(8) Includes 122,500 shares Mr. Klein owns jointly with his wife and 6,000 shares held in a retirement plan with his partners.

(9)  Shares owned as trustee of The A. Alfred Taubman Restated Revocable Trust.

      Harlan D. Peltz may be deemed a "promoter" of the Company, as such term is defined in the Securities Act of 1933, as amended.

Item 12. Certain Relationships and Related Transactions

      In connection with the Company's hiring of Don Leeds as Executive Vice President in June 1996, the Company granted Mr. Leeds an option under the Company's 1996 Employee Stock Option Plan to purchase, at a price of $3.875 per share, up to 66,666 shares of Common Stock immediately, up to an additional 66,667 shares of Common Stock on and after June 17, 1997, and up to an additional 66,667 shares of Common Stock on and after June 17, 1998. In addition, Harlan D. Peltz granted to Mr. Leeds an option to purchase up to 176,000 shares of his Common Stock at the same price and in equal proportions over the same vesting periods.

      In connection with the Company's hiring of Bruce L. Resnik as Executive Vice President and Chief Financial Officer in October 1996, the Company granted Mr. Resnik an option under the Company's 1996 Employee Stock Option Plan to purchase, at a price of $3.44 per share, up to 16,666 shares of Common Stock on and after October 7, 1997, up to an additional 16,667 shares of Common Stock on and after October 7, 1998, and up to an additional 16,667 shares of Common Stock on and after October 7, 1999.

      Effective January 1995, the Company entered into a consulting agreement with The Fields & Hellman Company ("F&H"), a corporation owned by Freddie Fields and Jerome Hellman. In December 1995, the Company and F&H amended and restated the consulting agreement entitling F&H to receive, among other things, annual consulting fees of $450,000, $550,000 and $275,000 in 1996, 1997 and 1998,
respectively, annual overhead expense reimbursements (primarily relating to the Company's office in Los Angeles, California) of $262,500, $275,625 and $137,813 in 1996, 1997 and 1998, respectively, and 10% of the Company's pre-tax income through 1999. The Company also granted F&H an option to purchase 552,560 shares of Common Stock at an exercise price of $1.58 per share, which option was assigned 50% to each of Jerome Hellman, personally, and a family trust of which Freddie Fields is a trustee. For the year ended December 31, 1995, the Company paid consulting fees of $300,000 and overhead expenses of $250,000 under such agreement.

      On May 20, 1997, the Company entered into a revised agreement with F&H. The revised agreement relieved Messrs. Fields and Hellman of their obligation to devote a substantial portion of their business time to the Company, but provided that each would continue to be available to perform consulting services for the Company and that Mr. Fields would continue to serve as a director of the Company at his election. The revised agreement further provided that the Company would continue to pay F&H the monthly consulting fees and expense reimbursements provided for in the original agreement (totaling $412,812 for the period from July 1, 1997 through December 31, 1997), but that the Company could at any time elect to pay 50% of the remaining balance in a single cash payment and 50% by issuing to Messrs. Fields and Hellman registered shares of Common Stock. The revised agreement terminated December 31, 1997.

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

Date:  October 28, 1998