Form 10QSB
period 1998-09-30
NETWORK EVENT THEATER INC
filed 1998-11-16
CIK 1005500

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1998

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

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

Yes  _ X_    No ___

At October 30, 1998 there were 11,353,546 shares of Common Stock, $.01 par value outstanding.

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
                                                                          ------
Item 1  Financial Statements

        Consolidated balance sheets - September 30, 1998
           (unaudited) and June 30, 1998...................................   1

        Consolidated statements of operations - three months
            ended September 30, 1998 and 1997 (unaudited)..................   2

        Consolidated statements of cash flows - three months ended
           September 30, 1998 and 1997 (unaudited).........................   3

        Consolidated statement of stockholders' equity - three
           months ended September 30, 1998 (unaudited).....................   4

        Notes to consolidated financial statements.........................   5

Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   7

PART II--OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K...................................   9

Signatures ................................................................  10

                                     PART I
                              FINANCIAL STATEMENTS

Item 1. Financial Statements

                           Network Event Theater, Inc
                           Consolidated Balance Sheets
                                 (In thousands)

                                                         September 30,  June 30,
                                                            1998          1998
                                                         -----------    --------
                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ..........................   $  3,433     $  2,271
   Accounts receivable, net of allowance for doubtful
     accounts of $148 and $137 at September 30, 1998
     and June 30, 1998, respectively ..................      4,104        1,539
   Prepaid expenses ...................................      1,346          348
   Deposits and other current assets ..................        265          181
                                                          --------     --------
Total current assets ..................................      9,148        4,339
Property and equipment, net of accumulated
   amortization of $3,024 and $2,664 at
   September 30, 1998 and June 30, 1998, respectively .      4,842        4,861
Deferred financing costs, net of accumulated
   amortization of $74 and $12 at September 30, 1998
   and June 30, 1998, respectively ....................      1,068           77
Intangible assets, net of accumulated amortization
   of $981 and $857 at September 30, 1998 and
   June 30, 1998, respectively ........................      6,275        6,399
                                                          --------     --------
Total assets ..........................................   $ 21,333     $ 15,676
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ...................................   $  1,223     $    914
   Accrued employee compensation ......................        442          520
   Accrued professional fees ..........................        145          225
   Other accrued expenses .............................      2,392          537
   Deferred revenues ..................................        229          689
   Current portion of long-term debt ..................        842          789
                                                          --------     --------
Total current liabilities .............................      5,273        3,674
Long-term debt ........................................      8,239        3,459
Commitments and contingencies .........................       --           --
Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000 shares
     authorized, no shares issued and outstanding .....       --           --
   Common stock, $.01 par value, 32,000 shares
     authorized, 11,347 shares issued and outstanding
     at September 30, 1998 and June 30, 1998 ..........        113          113
   Additional paid-in capital .........................     27,938       27,198
   Accumulated deficit ................................    (20,230)     (18,768)
                                                          --------     --------
Total stockholders' equity ............................      7,821        8,543
                                                          --------     --------
Total liabilities and stockholders' equity ............   $ 21,333     $ 15,676
                                                          ========     ========

                See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three months ended
                                                            September 30,
                                                      ------------------------
                                                        1998            1997
                                                      --------        --------
Net Revenues ..................................       $  3,425        $ 2,953
Operating Expenses:
   Selling, general and administrative expenses          3,356          3,268
   Corporate expenses .........................            774            634
   Depreciation and amortization ..............            484            394
                                                      --------        -------
Total operating expenses ......................          4,614          4,296
                                                      --------        -------
Loss from operations ..........................         (1,189)        (1,343)
Interest income ...............................             58             40
Interest expense ..............................           (294)          (155)
                                                      --------        -------
Loss before provision for income taxes ........         (1,425)        (1,458)
Provision for income taxes ....................             37             46
                                                      --------        -------
Net loss ......................................       $ (1,462)       $(1,504)
                                                      ========        =======
Net loss per basic and diluted common share ...       $  (0.13)       $ (0.15)
                                                      ========        =======
Weighted average basic and diluted common
   shares outstanding .........................         11,347          9,861
                                                      ========        =======

                See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                            Three months ended
                                                                September 30,
                                                           ---------------------
                                                             1998         1997
                                                             ----         ----
Cash Flows From Operating Activities
Net loss .............................................     $(1,462)     $(1,504)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Provision for bad debts ...........................          11            9
   Depreciation and amortization .....................         484          394
   Amortization of deferred financing costs ..........          62         --
   Changes in assets and liabilities:
     Increase in prepaid expenses ....................        (998)      (1,061)
     (Increase) decrease in deposits and
        other current assets .........................         (84)          39
     Increase in accounts receivable .................      (2,576)      (2,942)
     Increase in accounts payable ....................         309          141
     Decrease in accrued employee compensation .......         (78)         (27)
     Decrease in accrued professional fees ...........         (80)        (157)
     (Decrease) increase in deferred revenues ........        (460)       1,237
     Increase in other accrued expenses ..............       1,855        1,794
                                                           -------      -------
Net cash used in operating activities ................      (3,017)      (2,077)
Cash Flows From Investing Activities
   Capital expenditures ..............................        (341)        (556)
   Notes receivable ..................................        --             (1)
                                                           -------      -------
Net cash used in investing activities ................        (341)        (557)
Cash Flows From Financing Activities
   Sale of warrants ..................................         188         --
   Proceeds from long-term debt ......................       4,499          125
   Repayment of long-term debt .......................        (167)        (169)
                                                           -------      -------
Net cash provided by financing activities ............       4,520          (44)
                                                           -------      -------
(Decrease) increase in cash and cash equivalents .....       1,162       (2,678)
Cash and cash equivalents at beginning of period .....       2,271        4,185
                                                           -------      -------
Cash and cash equivalents at end of period ...........     $ 3,433      $ 1,507
                                                           =======      =======
Supplemental cash flow information;
   Cash paid for interest ............................     $    99      $   105
                                                           =======      =======
   Cash paid for income taxes ........................     $    37      $    42
                                                           =======      =======
   Issuance of warrants in connection with
      long-term debt .................................     $   552      $   --
                                                           =======      =======

                See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                 Consolidated Statement of Stockholders' Equity
                For the period July 1, 1998 to September 30, 1998
                                 (In thousands)
                                   (Unaudited)

                                                     Common Stock       Additional
                                                ----------------------   Paid-in     Accumulated
                                                 Shares        Amount     Capital      Deficit        Total
                                                 ------        -------    ------       -------       ------
Balances at June 30, 1998..............          11,347         $113      $27,198     $(18,768)     $ 8,543
Issuance of warrants in connection
   with long-term debt.................             --           --           740          --           740
Net loss...............................             --           --           --        (1,462)      (1,462)
                                                 ------         ----      -------      -------      -------
Balances at September 30, 1998.........          11,347         $113      $27,938     $(20,230)     $ 7,821
                                                 ======         ====      =======      =======      =======

                See notes to consolidated financial statements.

                           Network Event Theater, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)

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

      The Company owns and operates a proprietary national network of theaters on college campuses (the "Network"). The Network delivers entertainment and educational events via satellite for display through high resolution video projectors on movie theater sized screens. Additionally, the Company owns and operates collegiate media and marketing service businesses, which complement and enhance the reach of its Network. The Company operates in one industry segment, which provides media and marketing services to advertisers who want to reach young adults.

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. Because the Company earns most of its revenues during the academic year (September through May), the Company's second and third quarters generally reflect higher levels of revenues than are earned in the first and fourth quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Company's Form 10-KSB for the fiscal year ended June 30, 1998.

2. Reclassifications

      Certain June 30, 1998 amounts in the consolidated balance sheet have been reclassified to conform to the current period's presentation.

3. Pro Forma Financial Data

      The effect of the On the House, Inc. acquisition in May 1998 was not material to the reported net loss or net loss per share.

4. Long-Term Debt

      A summary of long-term debt is as follows:

                                                September 30,       June 30,
                                                    1998              1997
                                                  ----------       ----------
   Note Payable to Bank (A)....................   $2,905,000       $3,072,000
   Note Payable to Finance Company (B).........    1,000,000        1,000,000
   Note Payable - Private Placement (C)........    5,000,000             --
   Other.......................................      176,000          176,000
                                                  ----------       ----------
                                                   9,081,000        4,248,000
   Less current portion........................     (842,000)        (789,000)
                                                  ----------       ----------
                                                  $8,239,000       $3,459,000
                                                  ==========       ==========

     (A) This loan is secured by all of the assets of Campus Voice, Beyond the Wall and American Passage (the "Borrowers") and is guaranteed by NET. This loan is payable in equal monthly installments, commencing in February 1998, over a maximum of six years (as defined). Interest is payable monthly at a rate of interest of 275 basis points above LIBOR for U.S. dollar deposits of one month maturity.

                           Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 1998
                                  (Unaudited)

      The Borrowers are also party to an interest rate exchange agreement converting $3.0 million of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at September 30, 1998 was $2,556,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002.

      The bank has also made available to the Borrowers a revolving line of credit with a maximum principal amount of $1.0 million. All amounts borrowed under this facility must be repaid by July 1999. The revolving line of credit facility bears interest at the rate of the bank's prime rate plus 25 basis points and interest is due monthly. Borrowings under the revolving line of credit are secured by the Borrower's eligible accounts receivable (as defined) and are also guaranteed by NET. As of September 30, 1998 the Borrowers have not borrowed any amounts under this facility.

      (B) Interest on this note is payable monthly at a rate of 12% per annum, with the principal due in June 2000. The note is secured by all of the assets of Pik:Nik and is guaranteed by NET.

      (C) In July 1998, the Company realized net proceeds of approximately $4.7 million from the sale of $5,000,000 of 11% Subordinated Notes (the "Notes") and 375,000 warrants (see note 5). The Notes are due in July 2003. Interest at the rate of 11% per annum is due semi-annually.

5. Stockholders' Equity

      In July 1998, in connection with the sale of the Notes (see Note 4), NET sold 375,000 warrants for approximately $188,000. Each warrant entitles the holder to purchase one share of the Company's common stock for $4.125 and expires in July 2003.

      In connection with the sale of the Notes and warrants, the Company issued 150,000 warrants to the placement agent. Each warrant entitles the holder to purchase one share of the Company's common stock for $4.125 and expires in July 2003.

      The 525,000 warrants described above were valued at $740,000 based on a valuation from an independent third party.

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

      The following financial analysis compares the three months ended September 30, 1998 (unaudited) to the three months ended September 30, 1997 (unaudited).

Results of Operations

      For the three months ended September 30, 1998, net revenues were $3,425,000 as compared to $2,953,000 for the three months ended September 30, 1997. The increase of $472,000 is primarily due to increased sales efforts as a result of an increase in sales staff.

      For the three months ended September 30, 1998, selling, general and administrative expenses were $3,356,000 as compared to $3,268,000 for the three months ended September 30, 1997. The increase of $88,000 is primarily due to increased sales staff.

      For the three months ended September 30, 1998, corporate expenses were $774,000 as compared to $634,000 for the three months ended September 30, 1997. The increase of $140,000 is primarily due to increased corporate personnel and related overhead expenses required to support the Company's growth.

      For the three months ended September 30, 1998, depreciation and amortization was $484,000 as compared to $394,000 for the three months ended September 30, 1997. The increase of $90,000 is primarily due to additional equipment purchases during the period from October 1997 through September 1998.

      For the three months ended September 30, 1998, operating expenses were $4,614,000 as compared to $4,296,000 for the three months ended September 30, 1997. The increase of $318,000 is due to increased personnel and depreciation relating to additional equipment purchases during the period from October 1997 through September 1998.

      For the three months ended September 30, 1998, interest income was $58,000 as compared to $40,000 for the three months ended September 30, 1997. The increase of $18,000 was due to higher cash balances.

      For the three months ended September 30, 1998, interest expense was $294,000 as compared to $155,000 for the three months ended September 30, 1997. The increase of $139,000 primarily related to $5,000,000 of debt issued in July 1998.

      For the three months ended September 30, 1998, net loss was $1,462,000 as compared to $1,504,000 for the three months ended September 30, 1997. The decrease of $42,000 was due to increased revenues that were offset by selling, general and administrative expenses, corporate expense and interest expense.

Impact of Year 2000

      The Company believes that its computer programs and systems are year 2000 compliant.

Liquidity and Capital Resources

      In July 1998, the Company realized net proceeds of approximately $4.7 million from the sale of $5,000,000 of 11% Subordinated Notes and 375,000 warrants.

      The Company used approximately $3.0 million in its operating activities in 1998 as compared to $2.1 million in 1997. The increase of approximately $0.9 million represents the decrease in short-term liabilities and the increase in accounts receivable and long term assets offset by the increase in depreciation and amortization. Cash used in investing activities in 1998 of approximately $0.3 million is composed primarily of capital expenditures. Cash provided by financing activities in 1998 of approximately $4.5 million is primarily attributable to the issuance of long term debt and related warrants.

      The Company's primary capital requirements with respect to its operations have been to fund corporate overhead and the operation of its Network of campus theaters. In the event that the Company's plans and assumptions with respect to its Network change or prove to be inaccurate, if its assumptions with respect to American Passage, Campus Voice, Beyond the Wall and Pik:Nik being able to fund their operations and to make debt service payments out of their own cash flow in the future prove to be inaccurate, or if the working capital or capital expenditure requirements of American Passage, Campus Voice, Beyond the Wall or Pik:Nik prove to be greater than anticipated, the Company could be required to seek additional financing. The inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

      As of September 30, 1998, the Company had approximately $3.4 million in cash and cash equivalents. The Company believes that such amount will be sufficient to fund working capital, including debt service and interest requirements, at least through the fiscal year ended June 30, 1999. The Company's ability to improve its operations will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

      The Company may also seek additional debt or equity financing to fund the cost of additional expansion of its Network and the cost of developing, acquiring additional media and marketing services businesses or to fund its operations. To the extent that the Company finances its requirements through the issuance of additional equity securities, including the exercise of warrants issued in the Initial Public Offering, any such issuance would result in dilution to the interests of the Company's shareholders.

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

November 16, 1998

                                               BY:    /S/ HARLAN D. PELTZ
                                                  ------------------------------
                                                          Harlan D. Peltz
                                                       Chairman of the Board
                                                     and Chief Executive Officer

                                               BY:    /S/ BRUCE L. RESNIK
                                                  ------------------------------
                                                         Bruce L. Resnik
                                                     Executive Vice President
                                                   Chief Financial Officer and
                                                     Chief Accounting Officer