Form 10QSB
period 1998-12-31
NETWORK EVENT THEATER INC
filed 1999-02-16
CIK 1005500

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                         Commission File Number: 0-27556


                         NETWORK EVENT THEATER, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                      13-3864111
-------------------------------                  -------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation of Organization)                      Identification No.)


  529 Fifth Avenue, New York, New York                      10017
(Address of Principal Executive Offices)                  (Zip Code)


                                (212) 622-7300
               (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X    No
     ---      ---

At February 8, 1999 there were 14,432,483 shares of Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):

 Yes       No  X
     ---      ---

                          Network Event Theater, Inc.
                                  Form 10-QSB
                                     Index

                                                                       Page
PART I--FINANCIAL INFORMATION                                         Number
                                                                      ------
Item 1  Financial Statements

        Consolidated balance sheets - December 31, 1998
          (unaudited) and June 30, 1998............................       1

        Consolidated statements of operations - three and six
          months ended December 31, 1998 and 1997 (unaudited)......       2

        Consolidated statements of cash flows - six months ended
          December 31, 1998 and 1997 (unaudited)...................       3

        Consolidated statement of stockholders' equity - six
          months ended December 31, 1998 (unaudited)...............       4

        Notes to consolidated financial statements.................       5

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..................................       8

PART II--OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K............................      12

Signatures.........................................................      13

                           Network Event Theater, Inc.

                           Consolidated Balance Sheets

                                 (In thousands)

                                                                        December 31,  June 30,
                                                                            1998        1998
                                                                        ------------  --------
ASSETS                                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                                               $  3,080    $  2,271
  Accounts receivable, net of allowance for doubtful accounts of $153
    and $137 at December 31, 1998 and June 30, 1998, respectively            3,178       1,539
  Prepaid expenses                                                             477         348
  Deposits and other current assets                                            263         181
                                                                          --------    --------
Total current assets                                                         6,998       4,339

Property and equipment, net of accumulated depreciation of $3,397
  and $2,664 at December 31, 1998 and June 30, 1998, respectively            4,872       4,861
Deferred financing costs, net of accumulated amortization of $125
  and $12 at December 31, 1998 and June 30, 1998, respectively               1,014          77
Intangible assets, net of accumulated amortization of $1,104
  and $857 at December 31, 1998 and June 30, 1998, respectively              6,152       6,399
                                                                          --------    --------

Total assets                                                              $ 19,036    $ 15,676
                                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                        $    721    $    914
  Accrued employee compensation                                                625         520
  Other accrued expenses                                                     1,148         762
  Deferred revenues                                                            790         689
  Current portion of long-term debt                                            842         789
                                                                          --------    --------
Total current liabilities                                                    4,126       3,674

Long-term debt                                                               8,072       3,459

Commitments and contingencies                                                 --          --

Stockholders' Equity:
  Preferred stock, $.01 par value, 1,000 shares authorized, no shares
    issued and outstanding                                                    --          --
  Common stock, $.01 par value, 32,000 shares authorized, 11,635 shares and 11,347 shares issued and outstanding at December 31, 1998
    and June 30, 1998, respectively                                            116         113
  Additional paid-in capital                                                29,377      27,198
  Accumulated deficit                                                      (22,655)    (18,768)
                                                                          --------    --------
Total stockholders' equity                                                   6,838       8,543
                                                                          --------    --------

Total liabilities and stockholders' equity                                $ 19,036    $ 15,676
                                                                          ========    ========

                 See notes to consolidated financial statements

                           Network Event Theater, Inc.

                      Consolidated Statements of Operations

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                               Three months ended       Six months ended
                                                   December 31,            December 31,
                                              ---------------------   ---------------------
                                                1998         1997        1998        1997
                                                ----         ----        ----        ----
Net Revenues                                  $  3,385    $  3,002    $  6,810    $  5,955
Operating Expenses:
Selling, general and
       administrative expenses                   3,553       3,654       6,909       6,922
Corporate expenses                               1,484         801       2,258       1,435
Depreciation and amortization                      496         412         980         806
                                              --------    --------    --------    --------
Total operating expenses                         5,533       4,867      10,147       9,163
                                              --------    --------    --------    --------
Loss from operations                            (2,148)     (1,865)     (3,337)     (3,208)
Interest income                                     69          25         127          65
Interest expense                                  (290)       (171)       (584)       (326)
                                              --------    --------    --------    --------
Loss before provision for income taxes          (2,369)     (2,011)     (3,794)     (3,469)
Provision for income taxes                          56          59          93         105
                                              --------    --------    --------    --------
Net loss                                      $ (2,425)   $ (2,070)   $ (3,887)   $ (3,574)
                                              ========    ========    ========    ========

Net loss per basic and diluted common share   $  (0.21)   $  (0.21)   $  (0.34)   $  (0.36)
                                              ========    ========    ========    ========
Weighted average basic and diluted common
shares outstanding                              11,367       9,904      11,419       9,883
                                              ========    ========    ========    ========


                 See notes to consolidated financial statements

                           Network Event Theater, Inc.

                     Consolidated Statements of Cash Flows

                                 (In thousands)

                                  (Unaudited)

                                                               Six months ended
                                                                 December 31,
                                                             -------------------
                                                               1998       1997
                                                               ----       ----
Cash Flows From Operating Activities
Net loss                                                     $(3,887)   $(3,574)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Provision for bad debts                                        16         77
   Depreciation and amortization                                 980        806
   Amortization of deferred financing costs                      113       --
   Changes in assets and liabilities:
    Increase in prepaid expenses                                (129)       (16)
    (Increase) in deposits and other current assets              (82)        (1)
    Increase in accounts receivable                           (1,655)    (1,490)
    (Decrease) increase in accounts payable                     (193)     1,631
    Increase (decrease) in accrued employee compensation         105       (169)
    Increase (decrease) in other accrued expenses                386       (308)
    Increase in deferred revenues                                101       --
                                                             -------    -------
Net cash used in operating activities                         (4,245)    (3,044)

Cash Flows From Investing Activities
 Capital expenditures                                           (744)      (890)
 Notes receivable                                               --           (1)
 Payment for business acquisitions                              --          (10)
                                                             -------    -------
Net cash used in investing activities                           (744)      (901)

Cash Flows From Financing Activities
 Sale of warrants                                                188       --
 Net proceeds from sale of common stock                        1,442         60
 Proceeds from long-term debt                                  4,502      5,065
 Repayment of long-term debt                                    (334)    (4,030)
                                                             -------    -------
Net cash provided by financing activities                      5,798      1,095
                                                             -------    -------

Increase (decrease) in cash and cash equivalents                 809     (2,850)

Cash and cash equivalents at beginning of period               2,271      4,185
                                                             -------    -------

Cash and cash equivalents at end of period                   $ 3,080    $ 1,335
                                                             =======    =======

Supplemental cash flow information;
 Cash paid for interest                                      $   476    $   324
                                                             =======    =======
 Cash paid for income taxes                                  $    66    $    78
                                                             =======    =======
 Issuance of warrants in connection with long-term debt      $   552    $  --
                                                             =======    =======


                 See notes to consolidated financial statements

                           Network Event Theater, Inc.

                 Consolidated Statement of Stockholders' Equity

                For the period July 1, 1998 to December 31, 1998

                                 (In thousands)

                                   (Unaudited)

                                                             Common Stock      Additional
                                                           ----------------     paid-in     Accumulated
                                                           Shares    Amount     Capital       Deficit        Total
                                                           ------    ------    ----------   -----------      -----
Balances at June 30, 1998                                  11,347   $    113    $ 27,198     $(18,768)     $  8,543
Issuance of warrants in connection with long-term debt       --         --           740         --             740
Exercise of warrants and issuance of common stock             288          3       1,439                      1,442
Net loss                                                     --         --          --         (3,887)       (3,887)
                                                         --------   --------    --------     --------      --------
Balances at December 31, 1998                              11,635   $    116    $ 29,377     $(22,655)     $  6,838
                                                         ========   ========    ========     ========      ========



                 See notes to consolidated financial statements

                           Network Event Theater, Inc.
                  Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

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

2.    Reclassifications

Certain amounts in the NET's consolidated balance sheet of June 30, 1998 have been reclassified to conform to the current period's presentation.

3.    Pro Forma Financial Data

The effect of the On the House, Inc. acquisition in May 1998 was not material to the reported net loss or net loss per share.

                           Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1998
                                   (Unaudited)

4.    Long-Term Debt

A summary of long-term debt is as follows:

                                                 December 31,     June 30,
                                                    1998            1998
                                                    ----            ----
         Note Payable to Bank (A)                $2,738,000      $3,072,000
         Note Payable to Finance Company (B)      1,000,000       1,000,000
         Note Payable - Private Placement (C)     5,000,000               -
         Other                                      176,000         176,000
                                                 ----------      ----------
                                                  8,914,000       4,248,000
         Less current portion                      (842,000)       (789,000)
                                                 ----------      ----------
                                                 $8,072,000      $3,459,000
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

     The Borrowers are also party to an interest rate exchange agreement originally converting $3.0 million of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at December 31, 1998 was $2,389,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002.

     The bank has also made available to the Borrowers a revolving line of credit with a maximum principal amount of $1.0 million. All amounts borrowed under this facility must be repaid by July 1999. The revolving line of credit facility bears interest at the rate of the bank's prime rate plus 25 basis points and interest is due monthly. Borrowings under the revolving line of credit are secured by the Borrower's eligible accounts receivable (as defined) and are also guaranteed by NET. As of December 31, 1998 the Borrowers have not borrowed any amounts under this facility.

(B) Interest on this note is payable monthly at a rate of 12% per annum, with the principal due in June 2000. The note is secured by all of the assets of Pik:Nik and is guaranteed by NET.

(C) In July 1998, the Company realized net proceeds of approximately $4.7 million from the sale of $5,000,000 of 11% Subordinated Notes (the "Notes") and 375,000

                           Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1998
                                   (Unaudited)

     warrants (see note 5). The Notes are due in July 2003. Interest at the rate of 11% per annum is due semi-annually.

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

The 525,000 warrants described above were valued at $740,000 based on a valuation from an independent third party. Such amount has been recorded as deferred financing costs and is being amortized over the term of the related debt.

The Company announced on December 28, 1998 that it had called for redemption as of the close of business on January 28, 1999, all of its outstanding publicly traded warrants at a redemption price of $0.10 per warrant. The warrants, approximately 2.6 million, were issued in connection with the Company's initial public offering in April 1996. The warrants permitted the holder to purchase one share of the Company's common stock at a price of $5.00 per share. The funds to be received by the Company, assuming the exercise of all outstanding warrants prior to the date of redemption, will be approximately $13.0 million. As of December 31, 1998, approximately 294,000 of the publicly traded warrants were exercised.

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

The following financial analysis compares the three months and the six months ended December 31, 1998 (unaudited) to the three months and six months ended December 31, 1997 (unaudited).

Results of Operations

For the three months ended December 31, 1998, net revenues were $3,385,000 as compared to $3,002,000 for the three months ended December 31, 1997. The increase of $383,000 is primarily due to increased sales efforts as a result of an increase in sales staff.

For the six months ended December 31, 1998, net revenues were $6,810,000 as compared to $5,955,000 for the six months ended December 31, 1997. The increase of $855,000 is primarily due to increased sales efforts as a result of an increase in sales staff.

For the three months ended December 31, 1998, selling, general and administrative expenses were $3,553,000 as compared to $3,654,000 for the three months ended December 31, 1997. The decrease of $101,000 is primarily due to the termination of a consulting agreement on December 31, 1997 representing $206,000 of the decrease, offset by $105,000 of costs relating to increased level of sales and administrative staff in 1998.

For the six months ended December 31, 1998, selling, general and administrative expenses were $6,909,000 as compared to $6,922,000 for the six months ended December 31, 1997. The decrease of $13,000 is primarily due to termination of a consulting agreement on December 31, 1997 representing $413,000 of the decrease, offset by $400,000 of costs relating to increased level of sales and administrative staff in 1998.

For the three months ended December 31, 1998, corporate expenses were $1,484,000 as compared to $801,000 for the three months ended December 31, 1997. The increase of $683,000 is primarily due to granting of bonuses to senior management of $540,000. The remaining increase of $143,000 is due to increased corporate personnel and related overhead expenses required to support the Company's growth.

For the six months ended December 31, 1998, corporate expenses were $2,258,000 as compared to $1,435,000 for the six months ended December 31, 1997. The increase of $823,000 is primarily due to granting of bonuses to senior management of $540,000. The remaining increase of $283,000 is due to increased corporate personnel and related overhead expenses required to support the Company's growth.

For the three months ended December 31, 1998, total operating expenses were $5,533,000 as compared to $4,867,000 for the three months ended December 31, 1997. The increase of $666,000 is primarily due to bonuses granted to senior management, increased personnel and depreciation relating to additional purchases of revenue generating assets during the period from October 1997 through December 1998, offset by a decrease in consulting fees.

For the six months ended December 31, 1998, total operating expenses were $10,147,000 as compared to $9,163,000 for the six months ended December 31, 1997. The increase of $984,000 is primarily due to bonuses granted to senior management, increased personnel and depreciation relating to additional purchases of revenue generating assets during the period from October 1997 through December 1998, offset by a decrease in consulting fees.

For the three months ended December 31, 1998, interest expense was $290,000 as compared to $171,000 for the three months ended December 31, 1997. The increase of $119,000 primarily related to the issuance of $5,000,000 of subordinated notes in July 1998.

For the six months ended December 31, 1998, interest expense was $584,000 as compared to $326,000 for the six months ended December 31, 1997. The increase of $258,000 primarily related to the issuance of $5,000,000 of subordinated notes in July 1998.

For the three months ended December 31, 1998, net loss was $2,425,000 as compared to $2,070,000 for the three months ended December 31, 1997. The increase of $355,000 was due to increased selling, general and administrative expenses, corporate expense and interest expense offset by increased revenues.

For the six months ended December 31, 1998, net loss was $3,887,000 as compared to $3,574,000 for the six months ended December 31, 1997. The increase of $313,000 was due to increased selling, general and administrative expenses, corporate expense and interest expense offset by increased revenues.

Impact of Year 2000

During Fiscal Year 1998, the Company conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan was developed which focused on the Company's information systems and third-party relationships.

With respect to its own information systems, the Company adopted a five-phase Year 2000 program consisting of: Phase I - identification of the Company's systems that may be vulnerable to Year 2000 problems; Phase II - assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components; Phase IV - testing of systems and components following remediation; and Phase V - developing contingency plans to address the most reasonable likely worse case Year 2000 scenarios. The Company has completed all phases of this program.

With respect to its third-party relationships, the Company reviewed its list of large suppliers, vendors and service suppliers and is contacting them to assess their state of Year 2000 readiness. This process is almost completed and the Company has commenced contingency planning to address the most reasonably likely worst case Year 2000 scenarios with respect to its third party relationships, including developing alternate third party relationships, if necessary. Potential sources of risk include the inability of printers to print posters, catalogs and postcards for distribution by the Company and the inability of college newspapers to accept print advertisements from the Company on behalf of the Company's clients. In addition, there is the potential risk that the Company will not be able to broadcast events to its network of theaters on college campuses.

The results to date indicate that based on the diversity of the Company's suppliers and the availability of other suppliers, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company's costs incurred to date associated with the Year 2000 issue are not material. The Company estimates that the costs to complete its five phase program, excluding any costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant, will also not be material. The Company believes that by the end of fiscal 1999 it will have developed contingency plans to address its most reasonably likely worst case Year 2000 scenarios.

Common Places, LLC

On November 10, 1998, the Company formed a limited liability company in Delaware called Common Places, LLC ("CPL") and on November 25, 1998 signed an operating agreement whereby the Company became a holder of 50% of the common interests in CPL. CPL's management, who are experienced Internet managers, held the remaining interests. Pursuant to the terms of the operating agreement, the Company is obligated to provide $15.0 million worth of on-campus media and marketing services to CPL over the next four years and access to other media at favorable rate thereafter and contributed two of its active websites to CPL. The Company has neither contributed nor advanced funds to CPL, which intends to raise funds from private investors through the sale of common interests to finance the development of its CollegeBytes.com website and ancillary materials. As a result of such sales of common interests, the Company's interest in CPL will be reduced below 50% depending on the amount of common interests sold to investors.

Liquidity and Capital Resources

In July 1998, the Company realized net proceeds of approximately $4.7 million from the sale of $5,000,000 of 11% Subordinated Notes and 375,000 warrants.

In December 1998, the Company realized net proceeds of approximately $1.4 million from the exercise of publicly traded warrants.

The Company used approximately $4.2 million in its operating activities in the first six months of fiscal year 1998 as compared to $3.0 million in the first six months of fiscal year 1997. The increase of approximately $1.2 million represents the decrease in short-term liabilities and the increase in accounts receivable and other assets offset by the increase in depreciation and amortization. Cash used in investing activities in the first six months of fiscal year 1998 of approximately $0.7 million is composed primarily of capital expenditures. Cash provided by financing activities in the first six months of fiscal year 1998 of approximately $5.8 million is attributable to the issuance of long term debt and related warrants, and the proceeds from the exercise of the publicly traded warrants.

The Company's primary capital requirements with respect to its operations have been to fund corporate overhead and the operation of its Network of campus theaters and postcard distribution. In the event that the Company's plans and assumptions with respect to its Network change or prove to be inaccurate, if its assumptions with respect to American Passage, Campus Voice, Beyond the Wall and Pik:Nik being able to fund their operations and to make debt service payments out of their own cash flow in the future prove to be inaccurate, or if the working capital or capital expenditure requirements of American Passage, Campus Voice, Beyond the Wall or Pik:Nik prove to be greater than anticipated, the Company could be required to seek additional financing.

As of December 31, 1998, the Company had approximately $3.1 million in cash and cash equivalents. The Company believes that such amounts, plus approximately $12.1 million received from the redemption of its publicly traded warrants during the period January 1 to February 4, 1999, will be sufficient to fund working capital, including debt service and interest requirements for the foreseeable future.

The Company may also seek additional debt or equity financing to fund the cost of additional expansion of its Network and the cost of developing and acquiring additional media and marketing services businesses or to fund its operations. To the extent that the Company finances its requirements through the issuance of additional equity securities, including the exercise of its publicly traded warrants, any such issuance would result in dilution to the interests of the Company's stockholders.

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

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         10.1 Limited Liability Company Agreement of Common Places, LLC dated as of November 25, 1998.

         27.1  Financial Data Schedule.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


February 16, 1999

                                        BY: /s/ HARLAN D. PELTZ
                                            --------------------------
                                                 HARLAN D. PELTZ
                                              Chairman of the Board
                                            and Chief Executive Officer


                                        BY: /s/ BRUCE L. RESNIK
                                            --------------------------
                                                 BRUCE L. RESNIK
                                             Executive Vice President
                                            Chief Financial Officer and
                                              Chief Accounting Officer