Form 10QSB
period 1999-03-31
NETWORK EVENT THEATER INC
filed 1999-05-14
CIK 1005500

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1999

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
    (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
     Incorporation of Organization)


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

At May 6, 1999 there were 14,635,935 shares of Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):

Yes       No  X
   -----    -----

                           Network Event Theater, Inc.

                                   Form 10-QSB

                                      Index

                                                                       Page
PART I--FINANCIAL INFORMATION                                         Number
                                                                      ------
Item 1   Financial Statements

         Consolidated balance sheets - March 31, 1999
         (unaudited) and June 30, 1998...............................      1

         Consolidated statements of operations - three and nine
         months ended March 31, 1999 and 1998 (unaudited)............      2

         Consolidated statements of cash flows - nine months ended
         March 31, 1999 and 1998 (unaudited).........................      3

         Consolidated statement of stockholders' equity - nine
         months ended March 31, 1999 (unaudited).....................      4

         Notes to consolidated financial statements..................      5

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      7

PART II--OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K............................     10

         Signatures..................................................     11

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Network Event Theater, Inc.

                         Consolidated Balance Sheets

                                (In thousands)


                                                                                           March 31,           June 30,
                                                                                             1999               1998
                                                                                        ---------------    ---------------
                                                                                          (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                                             $     13,242        $     2,271
  Accounts receivable, net of allowance for doubtful accounts of $154
    and $137 at March 31, 1999 and June 30, 1998, respectively                                 3,120              1,539
  Prepaid expenses                                                                               758                348
  Deposits and other current assets                                                              231                181
                                                                                         ------------      ------------
Total current assets                                                                          17,351              4,339

Property and equipment, net of accumulated depreciation of $3,799
  and $2,664 at March 31, 1999 and June 30, 1998, respectively                                 5,188              4,861
Deferred financing costs, net of accumulated amortization of $211
  and $12 at March 31, 1999 and June 30, 1998, respectively                                      928                 77
Intangible assets, net of accumulated amortization of $1,222
  and $857 at March 31, 1999 and June 30, 1998, respectively                                   6,034              6,399
                                                                                         ------------      ------------
Total assets                                                                             $    29,501       $     15,676
                                                                                         ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                       $       469       $        914
  Accrued employee compensation                                                                  539                520
  Other accrued expenses                                                                         972                762
  Deferred revenues                                                                              358                689
  Current portion of long-term debt                                                              842                789
                                                                                         ------------      ------------
Total current liabilities                                                                      3,180              3,674

Long-term debt                                                                                 6,906              3,459

Commitments and contingencies                                                                      -                  -

Stockholders' Equity:
  Preferred stock, $.01 par value, 1,000 shares authorized, no shares
    issued and outstanding                                                                         -                  -
  Common stock, $.01 par value, 32,000 shares authorized, 14,605 shares and 11,347 shares issued and outstanding at March 31, 1999
    and June 30, 1998, respectively                                                              146                113
  Additional paid-in capital                                                                  43,200             27,198
  Accumulated deficit                                                                        (23,931)           (18,768)
                                                                                         ------------      ------------
Total stockholders' equity                                                                    19,415              8,543
                                                                                         ------------      ------------

Total liabilities and stockholders' equity                                                $   29,501       $     15,676
                                                                                         ============      ============

                See notes to consolidated financial statements

                         Network Event Theater, Inc.

                    Consolidated Statements of Operations

                   (In thousands, except per share amounts)

                                 (Unaudited)


                                                                              Three months ended               Nine months ended
                                                                                   March 31,                        March 31,
                                                                              -------------------              -----------------
                                                                               1999          1998              1999         1998
                                                                               ----          ----              ----         ----

Net Revenues                                                                 $ 4,169       $ 3,442          $ 10,979     $  9,397
Operating Expenses:
  Selling, general and
  administrative expenses                                                      3,876         3,537            10,785       10,459
  Corporate expenses                                                             853           712             3,111        2,147
  Depreciation and amortization                                                  520           408             1,500        1,214
                                                                             -------       -------         ---------    ---------
Total operating expenses                                                       5,249         4,657            15,396       13,820
                                                                             -------       -------         ---------    ---------

Loss from operations                                                          (1,080)       (1,215)           (4,417)      (4,423)
Interest income                                                                  130            29               257           94
Interest expense                                                                (294)         (116)             (878)        (442)
                                                                             -------       -------         ---------    ---------
Loss before provision for income taxes                                        (1,244)       (1,302)           (5,038)      (4,771)
Provision for income taxes                                                        32            48               125          153
                                                                             -------       -------         ---------    ---------
Net loss                                                                     $(1,276)     $ (1,350)        $  (5,163)   $  (4,924)
                                                                             =======      ========         =========    =========

Net loss per basic and diluted common share                                  $ (0.09)     $  (0.12)        $   (0.42)   $   (0.48)
                                                                             =======      ========         =========    =========
Weighted average basic and diluted common
  shares outstanding                                                          13,808        10,937            12,207       10,229
                                                                             =======      ========         =========    =========

                See notes to consolidated financial statements

                         Network Event Theater, Inc.

                    Consolidated Statements of Cash Flows

                                (In thousands)

                                  (Unaudited)

                                                             Nine months ended
                                                                 March 31,
                                                             -----------------
                                                             1999         1998
                                                             ----         ----
Cash Flows From Operating Activities
Net loss                                                  $(5,163)     $(4,924)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Provision for bad debts                                    17           97
    Depreciation and amortization                           1,500        1,214
    Amortization of deferred financing costs                  199            -
    Changes in assets and liabilities:
      Increase in prepaid expenses                           (410)        (255)
      Increase in deposits and other current assets           (50)          (5)
      Increase in accounts receivable                      (1,598)      (2,146)
      (Decrease) increase in accounts payable                (445)         839
      Increase in accrued employee compensation                19           14
      Increase in other accrued expenses                      210          939
      (Decrease) increase in deferred revenues               (331)         520
                                                          -------      -------
Net cash used in operating activities                      (6,052)      (3,707)

Cash Flows From Investing Activities
 Capital expenditures                                      (1,462)      (1,089)
 Notes receivable                                               -           33
 Payment for business acquisitions                              -         (263)
                                                          -------      -------
Net cash used in investing activities                      (1,462)      (1,319)

Cash Flows From Financing Activities
  Sale of warrants                                            188            -
  Net proceeds from sale of common stock                   15,295        4,574
  Proceeds from long-term debt                              4,502        4,988
  Repayment of long-term debt                              (1,500)      (4,189)
                                                          -------      -------
Net cash provided by financing activities                  18,485        5,373
                                                          -------      -------

Increase in cash and cash equivalents                      10,971          347

Cash and cash equivalents at beginning of period            2,271        4,185
                                                          -------      -------

Cash and cash equivalents at end of period               $ 13,242      $ 4,532
                                                         ========      =======
Supplemental cash flow information;
  Cash paid for interest                                 $    602      $   412
                                                         ========      =======
  Cash paid for income taxes                             $     70      $   105
                                                         ========      =======
  Issuance of warrants in connection
    with long-term debt                                  $    552      $     -
                                                         ========      =======

                See notes to consolidated financial statements

                         Network Event Theater, Inc.

                Consolidated Statement of Stockholders' Equity

                For the period July 1, 1998 to March 31, 1999
                                (In thousands)
                                 (Unaudited)


                                                                  Common Stock            Additional
                                                          ----------------------------     Paid-in       Accumulated
                                                               Shares        Amount        Capital         Deficit           Total
                                                               ------        ------        -------       -----------       --------
   Balances at June 30, 1998                                   11,347        $   113     $  27,198       $ (18,768)        $ 8,543
   Issuance of warrants in connection with long-term debt           -              -           740               -             740
   Exercise of warrants and issuance of common stock            3,258             33        15,262                          15,295
   Net loss                                                         -              -             -          (5,163)         (5,163)
                                                               ------        -------       -------      ----------        --------
   Balances at March 31, 1999                                  14,605        $   146     $  43,200      $  (23,931)       $ 19,415
                                                               ======        =======     =========      ==========        ========


                See notes to consolidated financial statements

                         Network Event Theater, Inc.

                  Notes to Consolidated Financial Statements

                                March 31, 1999

                                   (Unaudited)

1.   Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Network Event Theater, Inc. ("NET"), and its wholly-owned subsidiaries Network Event Theater Development, Inc., American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall") and Pik:Nik Media, Inc. ("Pik:Nik") (collectively, the "Company"). All significant intercompany transactions have been eliminated.

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

4.   Long-Term Debt

A summary of long-term debt is as follows:

                                             March 31,             June 30,
                                               1999                  1998
                                            ----------            ----------

    Note Payable to Bank (A)                $2,572,000            $3,072,000
    Note Payable to Finance Company (B)              -             1,000,000
    Note Payable - Private Placement (C)     5,000,000                     -
    Other                                      176,000               176,000
                                            ----------            ----------

                                             7,748,000             4,248,000
    Less current portion                      (842,000)             (789,000)
                                            ----------           -----------

                                            $6,906,000            $3,459,000
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

The Borrowers are also party to an interest rate exchange agreement originally converting $3.0 million of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at March 31, 1999 was $2,222,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002.

                         Network Event Theater, Inc.

                                March 31, 1999

                                  (Unaudited)

       The bank has also made available to the Borrowers a revolving line of credit with a maximum principal amount of $1.0 million. All amounts borrowed under this facility must be repaid by July 1999. The revolving line of credit facility bears interest at the rate of the bank's prime rate plus 25 basis points and interest is due monthly. Borrowings under the revolving line of credit are secured by the Borrower's eligible accounts receivable (as defined) and are also guaranteed by NET. As of March 31, 1999 the Borrowers have not borrowed any amounts under this facility.

       (B) In February 1999, the note was fully repaid.

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

The Company announced on December 28, 1998 that it had called for redemption as of the close of business on January 28, 1999, all of its outstanding publicly traded warrants at a redemption price of $0.10 per warrant. The warrants, approximately 2.6 million, were issued in connection with the Company's initial public offering in April 1996. The warrants permitted the holder to purchase one share of the Company's common stock at a price of $5.00 per share. As of March 31, 1999, all but 1,501 of the warrants were exercised. The Company realized approximately $13.2 million from the exercise of the publicly traded warrants.

In January and February 1999, approximately 317,000 warrants issued to underwriters in the Company's initial public offering were exercised. The Company realized approximately $1.9 million from the exercise of the underwriter's warrants.

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

The following financial analysis compares the three months and the nine months ended March 31, 1999 (unaudited) to the three months and nine months ended March 31, 1998 (unaudited).

Results of Operations

For the three months ended March 31, 1999, net revenues were $4,169,000 as compared to $3,442,000 for the three months ended March 31, 1998. The increase of $727,000 is primarily due to increased sales efforts as a result of an increase in sales staff.

For the nine months ended March 31, 1999, net revenues were $10,979,000 as compared to $9,397,000 for the nine months ended March 31, 1998. The increase of $1,582,000 is primarily due to increased sales efforts as a result of an increase in sales staff.

For the three months ended March 31, 1999, selling, general and administrative expenses were $3,876,000 as compared to $3,537,000 for the three months ended March 31, 1998. The increase of $339,000 is primarily due to increased level of sales and administrative staff in 1999 to support the increase in net revenues.

For the nine months ended March 31, 1999, selling, general and administrative expenses were $10,785,000 as compared to $10,459,000 for the nine months ended March 31, 1998. The increase of $326,000 is primarily due to costs relating to increased level of sales and administrative staff in 1999 representing $739,000 of the increase, offset by $413,000 due to the termination of a consulting agreement on December 31, 1997.

For the three months ended March 31, 1999, corporate expenses were $853,000 as compared to $712,000 for the three months ended March 31, 1998. The increase of $141,000 is primarily due to increased corporate personnel and related overhead expenses required to support the Company's growth.

For the nine months ended March 31, 1999, corporate expenses were $3,111,000 as compared to $2,147,000 for the nine months ended March 31, 1998. The increase of $964,000 is primarily due to granting of bonuses to senior management of $540,000. The remaining increase of $424,000 is due to increased corporate personnel and related overhead expenses required to support the Company's growth.

For the three months ended March 31, 1999, total operating expenses were $5,249,000 as compared to $4,657,000 for the three months ended March 31, 1998. The increase of $592,000 is primarily due to increased personnel and depreciation relating to additional purchases of revenue generating assets during the period from January 1998 through March 1999.

For the nine months ended March 31, 1999, total operating expenses were $15,396,000 as compared to $13,820,000 for the nine months ended March 31, 1998. The increase of $1,576,000 is primarily due to bonuses granted to senior management, increased personnel and depreciation relating to additional purchases of revenue generating assets during the period from October 1997 through March 1999, offset by a decrease in consulting fees.

For the three months ended March 31, 1999, interest income was $130,000 as compared to $29,000 for the three months ended March 31, 1998. The increase of $101,000 was due to interest earned on increased cash balances resulting from redemption and exercise of warrants.

For the nine months ended March 31, 1999, interest income was $257,000 as compared to $94,000 for the nine months ended March 31, 1998. The increase of $163,000 was due to interest earned on increased cash balances resulting from redemption and exercise of warrants.

For the three months ended March 31, 1999, interest expense was $294,000 as compared to $116,000 for the three months ended March 31, 1998. The increase of $178,000 primarily related to the issuance of $5,000,000 of subordinated notes in July 1998.

For the nine months ended March 31, 1999, interest expense was $878,000 as compared to $442,000 for the nine months ended March 31, 1998. The increase of $436,000 primarily related to the issuance of $5,000,000 of subordinated notes in July 1998.

For the three months ended March 31, 1999, net loss was $1,276,000 as compared to $1,350,000 for the three months ended March 31, 1998. The decrease of $74,000 was due to increased revenues that were offset by selling, general and administrative expenses, corporate expense and interest expense.

For the nine months ended March 31, 1999, net loss was $5,163,000 as compared to $4,924,000 for the nine months ended March 31, 1998. The increase of $239,000 was due to increased selling, general and administrative expenses, corporate expense and interest expense offset by increased revenues.

Impact of Year 2000

During Fiscal Year 1998, the Company conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan was developed which focused on the Company's information systems and third-party relationships.

With respect to its own information systems, the Company adopted a five-phase Year 2000 program consisting of: Phase I identification of the Company's systems that may be vulnerable to Year 2000 problems; Phase II - assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components; Phase IV - testing of systems and components following remediation; and Phase V - developing contingency plans to address the most reasonable likely worse case Year 2000 scenarios. The Company has completed all phases of this program.

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

Common Places, LLC

On November 10, 1998, the Company formed a limited liability company in Delaware called Common Places, LLC ("CPL") and on November 25, 1998 signed an operating agreement whereby the Company became a holder of 50% of the common interests in CPL. CPL's management, who are experienced Internet managers, held the remaining interests. Pursuant to the terms of the operating agreement, the Company is obligated to provide $15.0 million worth of on-campus media and marketing services to CPL over the next four years and access to other media at favorable rates thereafter and contributed two of its active websites to CPL. The Company has neither contributed nor advanced funds to CPL. In order to finance the development of its CollegeBytes.com website and ancillary materials, CPL raised approximately $6,012,000 in a private offering of approximately 14.1% common interests on March 31, 1999. As a result of such private offering, the Company's interest in CPL has been reduced to approximately 42.3%.

Liquidity and Capital Resources

In July 1998, the Company realized net proceeds of approximately $4.7 million from the sale of $5,000,000 of 11% Subordinated Notes and 375,000 warrants.

During the period December 1998 through February 1999, the Company realized net proceeds of approximately $13.2 million from the exercise of publicly traded warrants.

In January and February 1999, the Company realized net proceeds of approximately $1.9 million from the exercise of underwriter's warrants.

The Company used approximately $6.1 million in its operating activities in the first nine months of fiscal year 1999 as compared to $3.7 million in the first six months of fiscal year 1998. The increase of approximately $2.4 million represents the decrease in short-term liabilities and the increase in accounts receivable and other assets offset by the increase in depreciation and amortization. Cash used in investing activities in the first nine months of fiscal year 1999 of approximately $1.5 million is composed primarily of capital expenditures. Cash provided by financing activities in the first nine months of fiscal year 1999 of approximately $18.5 million is attributable to the issuance of long term debt and related warrants, the proceeds from the exercise of the publicly traded warrants and proceeds from the exercise of underwriter's warrants.

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

As of March 31, 1999, the Company had approximately $13.2 million in cash and cash equivalents. The Company believes that such amounts will be sufficient to fund working capital, including debt service and interest requirements for the next fiscal year.

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

May 14, 1999

                                       BY:       /s/ HARLAN D. PELTZ
                                           ----------------------------------
                                                     HARLAN D. PELTZ
                                                  Chairman of the Board
                                                and Chief Executive Officer


                                       BY:       /s/ BRUCE L. RESNIK
                                           ----------------------------------
                                                     BRUCE L. RESNIK
                                                 Executive Vice President
                                                Chief Financial Officer and
                                                  Chief Accounting Officer