Form 10KSB40
period 1999-06-30
NETWORK EVENT THEATER INC
filed 1999-09-27
CIK 1005500

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED). For the fiscal year ended June 30, 1999

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

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

                     Common Stock, par value $.0l per share
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year. $13,266,000

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 16, 1999: $276,276,664

      State the number of shares outstanding of each of the issuer's classes of common equity, as of September 16, 1999: 16,987,421 shares of Common Stock.

      Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

================================================================================

                           NETWORK EVENT THEATER, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----

Part I

    1.   Business..........................................................    1
    2.   Properties........................................................   11
    3.   Legal Proceedings.................................................   11
    4.   Submission of Matters to a Vote of Security Holders...............   11

Part II

    5.   Market For Common Equity and Related Stockholder Matters..........   12
    6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   12
    7.   Financial Statements..............................................   15
    8.   Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure.............................   15

Part III

    9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act...............   16
   10.   Executive Compensation............................................   16
   11.   Security Ownership of Certain Beneficial Owners and Management....   16
   12.   Certain Relationships and Related Transactions....................   16
   13.   Exhibits, List and Reports on Form 8-K............................   16

Index to Consolidated Financial Statements.................................  F-1

Signatures.................................................................   19

                                     PART I

ITEM 1. BUSINESS

      Network Event Theater, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company"), which does business under the name of YouthStream Media Networks, is an integrated media and marketing services company, which targets the young adult market, with a specific focus on the 18-24 year-old college and university segment of that market.

      The Company has developed and operates a proprietary national network of theaters on college campuses (the "Network"). The Network delivers entertainment and educational events via satellite for display through high-resolution video projectors on movie theater sized screens and reaches a geographically dispersed audience of college students, faculty, administrators and community residents in each college community. In addition, the Company provides a comprehensive marketing service to advertisers, sponsors and entertainment companies by helping them target young adults and college audiences through a variety of media, including the sponsorship of events presented on the Network, the placement of advertisements in college newspapers, the placement of advertisements and advertising banners on Internet Web sites, the placement of posters on general and proprietary bulletin and wallboards on college campuses, the production of sampling and promotions programs of all types on college campuses and the distribution of free postcards at selected venues, both on and off campuses. For example, a motion picture studio that is premiering a major motion picture through the Network is able to launch a simultaneous and comprehensive marketing program, including advertisements or inserts in college newspapers, Campus Voice(R) wallboard advertisements, on-campus postering and free postcard distribution both on and off campus, far beyond the Company's installed Network of campus theaters.

      Through the Company's minority owned subsidiary, Common Places, LLC ("Common Places"), the Company also is developing, and has recently begun to operate, mybytes.com, one of the first full-service Internet hubs designed for and targeting the college market. The mybytes.com Web site is intended to provide a self-evolving, personalized community with academic tools, campus-based content and integrated advertising, e-commerce and lifestyle services. mybytes.com also is intended to provide services, including application and scholarship information and alumni features, that appeal to pre-college and post-college audiences. Common Places also owns Pulsefinder.com (www.pulsefinder.com), an online real-time research and polling service that tracks and measures the latest trends in the college market. The Company currently owns approximately 48% of Common Places and has agreed to a merger that will result in ownership of the Company and Common Places by a newly formed holding company.

                             The Young Adult Market

      The Company defines the Young Adult Market as 18-24 years old. This demographic group is one of the fastest growing segments of the American population. According to the July 1999 estimates of projections based on 1990 U.S. Census Bureau data, there are approximately 26.1 million young adults in the United States today, representing 9.5% of the total national population. According to the Resident Population Projections (Middle Series) prepared by the U.S. Census Bureau, this number will rise to approximately 30.0 million by the year 2010 and represent approximately 10% of the total U.S. population.

      The Company believes that advertisers consider the most important segment of the young adult market to be college students because they are still developing brand loyalties and their future incomes are generally higher than those of young adults who do not attend college. According to the 1998 Digest of Education Statistics prepared by the United States Department of Education (the latest available), the college market as of the Fall of 1996 consisted of more than 3,500 colleges and universities in the United States with enrollments of approximately 15 million students, including part-time and full-time undergraduate and graduate students. The 1998 Digest of Education Statistics projects that in the year 2009, there will be over 9.8 million young adults (representing 33% of the young adult population) who will be full-time undergraduate college students in the United States. This represents a target market which the Company believes has significant personal spending power. In addition, growth in enrollment at colleges and universities is expected to continue into the next century because (i) the children of baby boomers are reaching college age and beginning to attend college, (ii) a higher percentage of young adults are attending college after completing high school and (iii) more adults are returning to college for advanced degrees.

      The Company believes the young adult market, both on and off campus, is particularly attractive to a significant segment of advertisers, such as entertainment companies, telecommunications companies, computer and software companies, automobile manufacturers, drug companies, fashion and athletic equipment companies and financial services companies, because young adults are receptive to new ideas and products, are in a formative stage with respect to building brand loyalties, are conversant and comfortable with computers and networking, including Internet usage, and, as a whole, have significant disposable income.

                                   The Network

      The Company has built and intends to continue to expand the Network to selected colleges and universities throughout the United States and to continue to create and develop a steady stream of programming and events for the Network.

Network Installations and School Contracts

      The Company is focusing its marketing efforts to expand the Network from its present size of 41 schools by concentrating on schools located in key Designated Market Areas (television market areas defined by A. C. Nielsen, Co.) which it believes will enhance the Network's appeal to programmers, sponsors and advertisers. The Company markets the Network principally by contacting and making presentations to school administrators and student organizations responsible for promoting and coordinating campus events and by attending key college conferences. The Company's marketing efforts relating to the Network are currently made through its full-time campus operations department and the Company's executive officers.

      The Company believes that installing a Network theater on campus is attractive to school administrators because, in addition to providing a vehicle for entertainment, it provides the college with a state-of-the-art digital satellite signal receiving system and a high resolution audio/video projection system it can use at no charge (except for maintenance charges for heavy use) for educational and other non-commercial and non-competitive purposes, which can be a cost-effective way to enhance the quality of campus life.

      As of September 9, 1999, the Company had completed theater installations at 41 colleges and universities with a total enrollment of approximately one million. The average Network theater has a seating capacity of approximately 450 persons. Installations are as follows:

      Arizona State University                             San Diego State University
      California State University - Long Beach             SUNY College of Oneonta
      Central Michigan University                          Texas A&M University
      Clemson University                                   University of Alabama-Birmingham
      College of William and Mary                          University of California-Berkeley
      Eastern Michigan University                          University of California-Los Angeles
      Emory University                                     University of Central Florida
      Florida International University                     University of Cincinnati
      Georgia Institute of Technology                      University of Colorado-Boulder
      Georgia Southern University                          University of Houston
      Iowa State University                                University of Idaho
      Kansas State University                              University of Kansas
      Louisiana State University                           University of Minnesota
      Michigan State University                            University of Nevada-Reno
      Minnesota State University-Mankato                   University of North Carolina-Charlotte
      New Mexico State University                          University of North Texas
      New York University                                  University of Rhode Island
      Ohio State University                                University of Rochester
      Oklahoma State University                            Washington State University
      Penn State University                                Western Illinois University
      Rutgers State University - Cook College

      The geographic dispersion of the Network's equipment currently enables the Company to offer Network events in most areas of the contiguous United States.

      The typical Network installation package consists of an all digital satellite dish and attendant satellite signal receiving equipment, a high-resolution video projection system with commercial quality movie theater sized screen, and a state-of-the-art audio system. The cost of the equipment for a typical installation ranges from $80,000 to $105,000, depending on the size of the theater, and is generally declining over time as a result of technological advances. The Company typically installs and maintains this equipment at its own expense.

      The Company believes that satellite technology is the most cost-effective technology for achieving rapid and complete market coverage in that a single up-link signal can be broadcast simultaneously at a fixed cost to all installations. Satellite transmission is also able to provide the Company with the flexibility to deliver programming to a single school or group of schools depending upon the time, day or program offered. In September 1997, the Company upgraded, at its own expense, all Network theater installations to receive digital rather than analog satellite transmission signals, which has resulted in improved performance at basically the same transmission cost. The total cost of this upgrade of the entire Network was less than $50,000. At this time, the Company has commenced upgrading the Network's projectors to digital technology. The upgrade is scheduled to be completed in the spring of 2000. The cost of this upgrade will be approximately $2.1 million and will be borne by the Company.

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

      The Company's school contracts provide for the Company to present to each school for approval prior to each school semester or quarter a schedule of programming dates. Schools are required to use their best efforts to reserve campus theaters for additional dates to accommodate special events or replays. Schools are permitted to use the Company's high-resolution projection equipment for non-commercial, educational and academic purposes at no cost (except for maintenance charges for heavy use). School contracts generally have terms ranging from two to five years and provide for automatic renewals unless terminated by either party by notice prior to the end of the initial renewal term. Most contracts provide that, in the event of termination for any reason other than a material breach by the Company, the school may not enter into an agreement with a competitor of the Company for a period of two years after termination. During fiscal year 1999, fifteen of the Company's school contracts came up for renewal and all were renewed for terms ranging from one to five years. Three schools were dropped from the Network because of problems relating to the suitability of the venue or similar problems.

Programming

      The Company commenced regular operations of the Network in the 1996-97 academic year and broadcast 11 events in the 1998-1999 academic year. It anticipates that it will broadcast at least 14 events in the 1999-2000 academic year. The Network can be used to broadcast both live and pre-recorded events. In addition, the Network has audio/video interactive capabilities, which allow audiences to interact with performers and participants before, during and after live performances. This capability was used by the Company in three broadcasts during each of the academic years 1997-98 and 1998-99 when feature films were premiered on the Network. In the case of the three interactive broadcasts during academic year 1998-99, members of the cast as well as the director of the films were present at one of the Network theaters and participated in a one-hour question and answer period during which students at other Network theaters could call in questions. The Company believes that these interactive presentations attract strong student interest and are attractive to Network advertisers.

      The Company has entered into a number of licensing and marketing services agreements with content providers such as Miramax Films, Sony Pictures, Mandalay Entertainment, Dreamworks SKG, HBO, Don King Productions, Mercury Records, Warner Brothers, ABC, Polygram Films, and Universal Pictures for individual programs and has broadcast both live and pre-recorded events including concerts, motion pictures and sneak previews of yet to be released motion pictures, comedy shows, documentaries, sporting events, special pay-per-view events and educational seminars. Typically, content providers pay a fee for access to the Network's audiences.

Marketing and Event Promotion of the Network

      The Company has a field force of three full-time campus operations staff members who work with local college personnel and students to facilitate the promotion and the presentation of Network events on each campus. Students are generally informed of Network events through advertisements in school newspapers and by posters, flyers and other promotional activities.

      The Company anticipates that the Network's principal sources of revenues will be from sponsorship of Network events and fees paid by content providers. The Company also may earn revenues from ticket sales to selected events, although it did not charge admission to any events in the 1998-99 academic year. If students are charged for admission to events, ticket prices are set by the Company and ticket receipts are collected by student organizations and remitted to the Company after the deduction of small amounts to reimburse the costs of collection.

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

Trademarks

      The Company has registered with the United States Patent and Trademark Office the names "YouthStream," "Network Event Theater" and "NET", as well as the NET logo. The Company's rights in these marks may be a significant part of its business. The Company is not aware of any claims of infringement or other challenges to its rights to use these marks, although the Company is aware of numerous other registrations of the mark NET. There can be no assurance the Company's marks do not or will not infringe the proprietary rights of others, that the Company's marks would be upheld if challenged, or that the Company would not be prevented from using its marks. The Company does not hold any patents or copyrights.

Employees

      As of September 10, 1999, the Company had 56 full-time employees, 15 part-time employees and one intern in connection with the Network. None of these employees is represented by a collective bargaining unit, and the Company believes that relations with its employees are good.

                     Media and Marketing Services Companies

      In addition to operating the Network, the Company operates five media and marketing services companies, which primarily or exclusively serve the young adult market: American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall"), Pik:Nik Media, Inc. ("Pik:Nik") and Trent Graphics, Inc. ("Trent Graphics"). The Company has integrated the operations and sales forces of these businesses, which enables each sales person to offer a full range of products and services to the Company's clients. The Company believes the ability of each sales person to offer this full range of products and services should improve the sales force's access to the clients' senior marketing personnel.

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

      American Passage represents on a non-exclusive basis virtually every college newspaper in the country that accepts national advertising. The college newspapers that American Passage represents have a combined circulation of over six million and enrollment at these schools totals over ten million students. In fiscal year 1998-1999, American Passage's national advertising customers included, among others, Procter & Gamble, American Express, AT&T, TIAA/CREF, The Wall Street Journal, Ernst & Young LLC and United States Marines. American Passage's resources include a proprietary database of every major college newspaper and demographic and consumer data that enable it to create customized targeted media programs for its advertising clients. In addition to providing marketing and research assistance to advertisers, American Passage assists in the development and distribution of advertising material to college newspapers. In the past, American Passage's revenues have been generated principally from sales of advertisements to be run in college newspapers.

      American Passage's campus postering service places posters and other advertising messages on bulletin boards on college campuses throughout the country. Through a network of approximately 250 full-time and student representatives, American Passage's postering service covers more than 2,300 college campuses with enrollment totaling over 12.5 million students. Advertisers pay American Passage a fee for these postering services. American Passage's AdRaX(R) location media are college newspaper distribution racks with large advertising display spaces above the newspaper bin. American Passage has placed over 2,000 AdRaX(R) units at prime locations at over 269 college campuses. Revenues are generated from monthly advertisements appearing on each unit. GymBoards(R) are gender specific message and information centers that are installed in boys' and girls' high school locker rooms at no cost to the school and are customized with each school's colors and mascot or nickname. Each GymBoard(R) consists of a coach's message board and two advertising panels which are protected by acrylic covers. GymBoards(R) are posted in almost 7,300 high schools nationwide with more than 6.4 million students, representing about 58% of the total high school market. Advertising is sold on a monthly basis from September through May.

      In connection with its acquisition of assets from APMC, American Passage entered into an agreement to serve as the exclusive representative for the sale of national advertising for APMC's Directory of Classes publication. Directory of Classes is the official class guide and registration manual at approximately eighty college campuses with a total enrollment of over 1.5 million students. This agreement, under which American Passage will receive specified sales commissions for as long as it achieves certain minimum sales levels, has enabled American Passage to retain the right to sell national advertising for the Directory of Classes without assuming responsibility for publishing it. Other American Passage activities include event marketing and sampling services for clients and marketing and executing spring break programs and promotions at the six resort properties operated by Paradise Found Resorts & Hotels located in Panama City Beach, Florida.

      As part of its print media services, American Passage can also supply clients with newspaper inserts and can assist clients by providing creative input. An example of this is the Nike SportsPage insert, which is prepared by American Passage on a monthly basis for insertion in selected college newspapers and contains a monthly calendar of sports events at selected campuses, a personal profile of an intramural athlete from each school and a summary of intramural activities on campus. The insert is both an information source for students and an opportunity for Nike to reinforce its presence on campus. Inserts can be provided in color and in black and white and are often used for client's special offers to the campus community.

      American Passage also provides event marketing and promotional assistance on campus to clients who want to use the techniques of tabling and other face-to-face contact with students. Typically, this service has been used for food and beverage sampling, credit card solicitation and long distance telephone service solicitation. Some examples of past sampling programs include programs for companies such as Nike, Snapple, USA Network, Coca Cola, Buena Vista, Tropicana, Kraft General Foods, Barq's Root Beer and Microsoft.

Campus Voice

      On February 21, 1997, the Company, through its newly organized, wholly owned subsidiary, Campus Voice, acquired from a wholly owned subsidiary of Sirrom Capital Corporation substantially all of the assets relating to a business of operating a national network of proprietary, giant, metal-framed and plexi-glass enclosed wallboards on college campuses. The network, which was started in 1981, today consists of almost 3,725 giant wallboards located on 480 college campuses across the United States reaching approximately 4.0 million college students and generates 100 million student passers-by each month. It is the oldest and largest national network of its kind in the United States.

      There are an average of eight wallboards on each of the campuses that Campus Voice serves, located in high traffic areas such as student unions, libraries, vending areas, bookstores, residence halls, laundry rooms, dining halls and athletic facilities. Each month, posters containing editorial content of interest to college students and paid advertisements are placed in the wallboard units.

      After its acquisition, Campus Voice's operating and publishing model was completely revamped. Campus Voice's sales efforts, which had been provided on a contract basis by a third party, were brought in-house. In addition, editorial content, which was supplied by freelance writers under contract, was obtained instead from popular magazines such as In Style, Discover, Yahoo!, Interview and ESPN. Finally, the Campus Voice network was divided into three parts, permitting advertisers to purchase a portion of the network on a regional or targeted basis. Such division has made this medium more attractive to advertisers by reducing their out-of-pocket costs. Advertising clients that have used Campus Voice's services include, among others, Warner Lambert, Procter & Gamble, Sony Pictures, Microsoft, AT&T, Smith Kline Beecham.

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

      The Company believes the catalog is attractive to image and brand focused advertisers who want to reach young adults. Beyond the Wall's clients include, among others, VISA, J. Crew, Sara Lee, BMW, Calvin Klein, Procter & Gamble, Volkswagen of America, Ford, and DKNY.

Pik:Nik Media, Inc.

      On April 30, 1997, Pik:Nik, a newly organized, wholly owned subsidiary of the Company, acquired from Pik:Nik, LLC the assets and certain liabilities relating to its business of producing, marketing and distributing free postcards containing advertising images. As of May 1, 1998, the Company acquired a company which distributes free postcards in the city of Chicago, and on June 11, 1999 the Company acquired another company which distributes postcards in Boston, Washington D.C., Baltimore, Philadelphia and Atlanta. At this time, the Company believes Pik:Nik to be the largest free postcard distribution network in the United States with access to over 2,175 free postcard distribution racks. As of June 30, 1999, Pik:Nik was merged into the Company.

      Pik:Nik's postcards are marketed under the HotStamp(TM) brand and are available for distribution through five separate programs. The first program is called the Cities Program in which free postcards are distributed using more than 1,400 of Pik:Nik's proprietary racks installed in major markets throughout the country at restaurants, bars, cafes and clubs. Pik:Nik currently distributes free postcards through its proprietary racks located in New York, Los Angeles, San Francisco, Chicago, Seattle, Dallas, Washington, D.C., Boston, Philadelphia, Baltimore and Atlanta. Pik:Nik also distributes postcards in over 50 secondary cities in the United States through a customized distribution operation utilizing disposable postcard holders located at high traffic and point of sale locations.

      Pik:Nik's second program is its College Program. As part of that program, the Company installed racks at over 125 bars (which have been designated as America's Top 100 College Bars(TM)) located near college campuses. These bars have received national publicity with regard to this program. Through an exclusive arrangement, another 125 racks have been installed on college campuses in college bookstores managed by Barnes & Noble (the largest private manager of campus bookstores in the United States) and in student unions.

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

      The fourth program conducted by Pik:Nik is the Conventions Program. The Company supplies fixed racks and manually distributes postcards at various conventions held throughout the United States. The cards are generally topically related to each convention. The fifth program offered by Pik:Nik is the Independent Music Store program whereby free postcard racks have been installed at over 100 large independent music stores throughout the United States. The coalition representing these music stores and the participating stores earn a share of the revenues generated by the sale of postcards for these racks, and music store employees periodically replenish the racks with postcards.

      The sixth and final program is the Malls Program. The Company has installed 185 racks in 100 shopping malls located in 90 cities in 39 states. Over 100 million shoppers pass through these malls each year. The mall managers receive a share of the revenues generated by the sale of postcards for these racks and mall employees periodically replenish the racks with postcards.

Trent Graphics

      On June 9, 1999, Trent Graphics, Inc. was acquired by the merger into Trent Acquisition Co., Inc., a newly organized, wholly-owned subsidiary of the Company, and Trent Acquisition Co., Inc.'s name was then changed to Trent Graphics, Inc. Trent Graphics is engaged in the business of (a) selling posters and other products (i) at sales events at junior and four-year college campuses, high schools and other locations, (ii) at retail stores and (iii) over the Internet and other media, and (b) selling and custom framing of wall posters (i) at the wholesale level to other retailers and (ii) at the retail level.

      Trent Graphics is the leading on-campus seller of wall posters to students at colleges and universities throughout the country. There are 6 million students enrolled at the schools with which Trent Graphics has contracts. The annual traffic to Trent Graphics's poster sales exceeds 4 million students, and Trent Graphics's poster sales generate over 500,000 transactions each year with an average sale of $15.

Media and Marketing Services Competition

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

Trademarks

      The Company has registered the names American Passage, GymBoards, AdRaX, Campus Voice, Pulsefinder, Beyond the Wall, HotStamp, Trent Graphics and Pik:Nik Free Postcards. The Company's rights in these marks may be a significant part of its business. The Company is not aware of any claims of infringement or other challenges to its rights to use these marks. There can be no assurance the Company's marks do not or will not infringe the proprietary rights of others, that the Company's marks would be upheld if challenged, or that the Company would not be prevented from using its marks. The Company does not hold any patents or copyrights.

Employees

      As of September 10, 1999, the Company had 94 full-time employees, 24 part-time employees, 161 seasonal employees and one intern in connection with the media and marketing services companies. None of these employees is represented by a collective bargaining unit, and the Company believes that relations with its employees are good.

               The Company's On-Line Capabilities and the Internet

      The Company believes that college students and young adults generally are computer literate and utilize on-line resources, such as e-mail and the Internet, more frequently than the general population. As a result, students can now increasingly be reached by advertisers using a combination of both on-line and off-line media capabilities. As described above, the Company has significant off-line media capabilities aimed specifically at college students and young adults. In addition, the Company, through Common Places, is developing, and has begun to operate, mybytes.com, one of the first full-service Internet hubs designed for and targeting the college market.

Common Places

      Overview

      Common Places is dedicated to serving the needs of college students, administrators and faculty. Through promotion via its offline media channels, the Company will seek to make mybytes.com the leading online brand of its kind.

      Products And Services

      Common Places is intended to provide college students valuable resources through its Web site and other student-focused content and services offerings, including:

      o     Academic Research Directories
      o     University Calendar
      o     Unified Personal Calendar
      o     Instant messaging
      o     Community-building tools
      o     Unified messaging
      o     School guide
      o     Financial aid and scholarship search
      o     Free e-mail for life
      o     Online course support capabilities
      o     Online study forums by major
      o     Online chats with leading professors
      o E-commerce platform (including the sale of posters printed in the Beyond the Wall catalogs and posters sold by Trent Graphics)
      o     Search engine
      o     Student publishing services
      o     Original and third-party content

      Marketing

      Common Places intends to use the Company's multiple off-line properties with a view to driving users to the mybytes.com Web site. The Company also intends to use traditional marketing methods and techniques, including a membership point system, free contests, outbound e-mail communications and press releases.

      Technology

      The software infrastructure for Common Places' mybytes.com Web site is custom-built and designed for maximum reliability, flexibility and scalability. The mybytes.com personalization system, chat tools, event calendar, audio and video management subsystem, scholarship search technology, unified shopping basket technology, internal search and dynamic content management and authoring system are all completely controlled by Common Places.

      Third party vendors provide some key services for mybytes.com, including Internet-based e-mail, unified messaging, chat tools and Web-based searches.

      Mybytes.com's technological infrastructure is built and maintained for reliability, security and flexibility, including a load-balanced scalable Web server architecture. This infrastructure is hosted at an off-site facilitt which is operated by a commercial web site hosting facility. This facility is equipped with an uninterruptible power supply. Common Places' operations are dependent on its ability and that of its hosting facilitiy to protect the hardware systems against damage from fire, natural disasters, power loss, telecommunications failure, break-ins, computer viruses and hacker attacks.

      Online Competition

      The market for Internet services and products targeted at college students is relatively new, intensely competitive and rapidly changing, but is not dominated by any single Web site. Because mybytes.com is intended to provide a full-service Internet hub, Common Places' business will compete, directly or indirectly, with a wide variety of Web site operators, companies that provide Internet products and services to colleges and universities, companies that provide software products to the higher education market, general interest portals that may offer student-related content and services, and Web sites and services operated by colleges and universities. These include the following:

      o Student interest Web sites, which offer a broad range of content and services for students, such as free e-mail, Web pages, chat groups, contests, news, sports and campus issues. Some of these sites specialize in a particular area, such as online auctions or discount e-commerce. Many of these sites have online partners helping to provide content and services. They include www.collegeclub.com, sites operated by Student Advantage, www.collegestudent.com, www.student.com, and others.

      o Informational Web Services are Web sites that focus on providing a particular service that is of special interest to students, such as scholarship searches. Some of these sites are now in the process of expanding from their original core expertise to offer a more broad-based service similar to the range of services offered by mybytes.com. These include: CollegeEdge, FastWeb, XAP and others.

      o Software products geared towards the higher education market whose functionality could be considered competitive to services provided through mybytes.com. These include Blackboard, eCollege, and others.

      o College and university Web sites which may provide services and functionality similar to those offered by mybytes.com.

      o General purpose consumer online services such as AOL and MSN, each of which provide access to student-related content and services.

      o Web search and retrieval services such as AltaVista, Excite, Infoseek, Lycos, Yahoo!, and other high-traffic Web sites.

      o Publishers and distributors of traditional offline media targeted to college students, many of which have established or may establish Web sites.

      o Vendors of college student information, merchandise, products and services distributed through other means, including retails stores, mail and schools.

      Because there are few barriers to entry in many of these areas, Common Places expects competition will continue to intensify.

      Common Places believes that the principal competitive factors in attracting and retaining members are:

      o     brand recognition,
      o     quality of the Web site's content and service,
      o     critical mass of members and sponsors,
      o     relationships with universities,
      o     comprehensive geographic coverage,
      o     breadth of offerings, and
      o     cost of service.

      Common Places believes that the principal competitive factor in attracting and retaining sponsors, merchandisers and content providers is the ability to offer sufficient incremental revenue from online sales of products and services. Common Places believes that the principal competitive factors in attracting advertisers include the demographics of the user base, the number of users of the mybytes.com Web site, cost of advertising and creative implementation of advertisement placements across the products and services. There can be no assurance that mybytes.com will be able to compete favorably with respect to these factors.

      The Company believes the brand recognition of mybytes.com, together with the Company's ability to deliver a targeted, demographically-attractive audience to advertisers and sponsors and the Company's relationships with colleges and universities, are Common Places' principal competitive advantages. Providers of Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft or America Online. Greater competition resulting from such relationships could have a material adverse effect on Common Places' business.

      Intellectual Property Rights

      The Company regards Common Places' copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to Common Places' success, and will rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, independent contractors, sponsors, and others to protect its proprietary rights. Common Places strategically pursues the registration of its trademarks and service marks. However, effective trademark, service mark, copyright and trade secret protection may not be available. There can be no assurance that the steps taken by it to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate its copyrights, trademarks, trade secrets, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not independently develop substantially equivalent intellectual property. A failure by Common Places to protect its intellectual property in a meaningful manner could have a material adverse effect on its business, financial condition and results of operations. In addition, litigation may be necessary in the future to enforce its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of financial and managerial resources, which could have a material adverse effect on its business.

      Common Places may be subject to claims and legal proceedings from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Further, if such claims are successful, Common Places may be required to change its trademarks, alter its content and pay financial damages. There can be no assurance that such changes of trademarks, alteration of content or payment of financial damages will not adversely affect its business.

      Common Places may be required to obtain licenses from others to refine, develop, market and deliver new products and services. There can be no assurance that Common Places will be able to obtain any such license on commercially reasonable terms or at all or that rights granted pursuant to any licenses will be valid and enforceable.

      Employees

      As of September 10, 1999, Common Places had 50 full-time employees, 15 interns and 10 temporary employees. Common Places also intends to hire additional temporary employees and contract service providers as necessary. As it continues to grow and introduce additional products and services, Common Places expects to hire additional employees. None of Common Places' employees is represented by a labor union or is the subject of a collective bargaining agreement. Common Places believes that relations with its employees are generally good. Competition for qualified personnel in Common Places' industry is intense, particularly among sales, online product development and technical staff. Common Places believes that success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 2. PROPERTIES

      The Company's principal executive offices are located in approximately 16,800 square feet of leased space in New York City pursuant to a lease expiring on October 31, 2000. Annual rent payable under that lease is approximately $392,000. The Company also rents office space in Seattle, Washington, Los Angeles, California, Chicago, Illinois, Tempe, Arizona, Stroudsburg, Pennsylvania, and Falls Church, Virginia. The Company also maintains short term leases for retail stores which sell posters and related items and which range from approximately 1,500 square feet to 3,000 in Chicago, IL, Berkley, CA, Philadelphia, PA, Seattle, WA, Champaign, IL, Ithaca, NY, Pittsburgh, PA. The Company believes it has adequate insurance to cover the value of its leased property and the personal property therein.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceeding and is not aware of any contemplated proceeding that may be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "NETS." The following table sets forth the high and low closing bid prices for the common stock as furnished by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                              High         Low
      Fiscal 1998                                             ----         ---
          First Quarter.............................       $  7 1/8      $ 4 5/8
          Second Quarter............................          6 1/2        3 7/8
          Third Quarter.............................          5 3/8        4 1/4
          Fourth Quarter............................        4 11/16        3 5/8

      Fiscal 1999
          First Quarter.............................        $ 4 3/4      $ 2 3/4
          Second Quarter............................         19 1/3        2 1/2
          Third Quarter.............................         22 3/4       11 1/2
          Fourth Quarter............................         17 1/2       11 1/2

      As of September 16, 1999, there were approximately 107 holders of record of the Company's common stock.

      To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the board of directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The board of directors does not intend to declare any dividends in the foreseeable future, but, instead intends to retain earnings for use in the Company's business operations.

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

      In August 1999, the Company, through Allen & Company Incorporated ("Allen"), as private placement agent, sold a total of 1,219,512 shares of its common stock to Seligman Communications and Information Fund, Inc. (731,708 shares), Seligman New Technologies Fund, Inc. (439,024 shares) and Seligman Investment Opportunities (Master) Fund - NTV Portfolio (48,780 shares) for an aggregate consideration of $25 million. From that amount, Allen was paid a cash placement fee of $1.5 million and a warrant to purchase 36,585 shares of common stock at a purchase price of $23.50 exercisable over a five year period from the closing date. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such sales.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company's consolidated financial statements are not directly comparable from period to period due to acquisition activity. The following financial analysis compares the twelve months ended June 30, 1999 ("1999") to the twelve months ended June 30, 1998 ("1998").

Results of Operations

In 1999, net revenues were $13,266,000 as compared to $11,188,000 in 1998. The increase of $2,078,000 was primarily due to increased sales in postcard, gymboard, postering, event marketing, campus wall boards, and theater operations as well as the full year impact of the On The House acquisition which was completed in May 1998.

In 1999, selling, general and administrative expenses were $14,005,000 as compared to $12,953,000 in 1998. The increase of $1,052,000 was primarily due to an increase of $1,465,000 in the cost of sales and administrative staff in 1999 to support the increase in net revenues offset by $413,000 resulting from a termination of a consulting agreement during 1998.

In 1999, corporate expenses were $4,510,000 as compared to $3,088,000 in 1998. The increase of $1,422,000 was primarily due to increased corporate personnel and related overhead expenses required to support the Company's growth, which accounted for $882,000 of the increase. The $540,000 remainder of the increase related to bonuses granted to senior management.

In 1999, depreciation and amortization was $2,186,000 as compared to $1,779,000 in 1998. The increase of $407,000 was primarily due to the purchase of additional property and equipment of $1,697,000 and an increase in intangible assets.

In 1999, the impairment loss on equipment was $825,000. The loss was the result of the determination by management that certain theater and location based media equipment no longer had remaining economic useful life.

In 1999, total operating expenses were $21,526,000 as compared to $17,820,000 in 1998. The increase of $3,706,000 was primarily due to increased personnel costs and depreciation expense relating to additional purchases of revenue-generating assets during the period October 1997 through June 1999, bonuses granted to senior management, and the determination by management that certain assets had no remaining economic useful life, offset by a decrease in consulting fees.

In 1999, equity loss in investment was $51,000 representing the Company's minority interest share of the loss in Common Places, LLC. Recognition of such loss was limited to the Company's investment in Common Places, LLC.

In 1999, interest income was $425,000 as compared to $156,000 in 1998. The increase of $269,000 was due to interest income earned on increased cash balances from the redemption and exercise of warrants.

In 1999, interest expense was $1,119,000 as compared to $564,000 in 1998. The increase of $555,000 primarily related to the issuance of $5,000,000 of subordinated notes in July 1998.

In 1999, the provision for income taxes was $185,000 as compared to $191,000 in 1998.

In 1999, net loss was $9,190,000 as compared to $7,231,000 in 1998. The increase of $1,959,000 was a result of increased selling, general and administrative expenses, corporate expenses, depreciation and amortization, and impairment loss on equipment and interest expense, offset by increased revenues.

Liquidity and Capital Resources

In July 1998, the Company realized net proceeds of approximately $4.8 million from the sale of $5,000,000 of 11% Subordinated Notes and 375,000 of warrants.

During the period December 1998 through February 1999, the Company realized net proceeds of approximately $13.2 million from the exercise of publicly traded warrants and $1,850,000 million from the exercise of underwriter's warrants.

The Company used approximately $7.6 million in operating activities in 1999 as compared to $4.4 million in 1998. The increase of approximately $3.2 million represents the decrease in short-term liabilities and the increase in accounts receivable offset by depreciation and amortization and impairment loss on equipment. Cash used in investing activities in 1999 of approximately $5.8 million is composed primarily of payment for business acquisitions and capital expenditures. Cash provided by financing activities in 1999 of approximately $18.2 million is primarily attributable to proceeds from issuance of long-term debt and related warrants and the proceeds from the exercise of the underwriter's warrants, stock options and publicly traded warrants.

The Company's primary capital requirements with respect to its operations have been to fund corporate overhead, the operation of its Network of campus theaters and postcard distribution. In the event that the Company's plans and assumptions with respect to its Network change or prove to be inaccurate, if its assumptions with respect to American Passage, Campus Voice, Beyond the Wall, Pik:Nik and Trent being able to fund their operations and to make debt service payments out of their own cash flow in the future prove to be inaccurate, or if the working capital or capital expenditure requirements of American Passage, Campus Voice, Beyond the Wall, Pik:Nik or Trent prove to be greater than anticipated, the Company could be required to seek additional financing. The inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

As of June 30, 1999, the Company had approximately $7 million in cash and cash equivalents. In August 1999, the Company raised $23.5 million in a private sale of the Company's common stock. The Company believes that such amounts will be sufficient to fund working capital, including debt service and interest requirements, at least through the fiscal year ending June 30, 2000. The Company's ability to improve its operations will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

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

Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with financing activities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. If the proposed merger involving Common Places is consummated, the Company will require additional funds to finance development of the mybytes.com web site until expected revenues from that site exceed the costs of development.

Impact of Year 2000

During fiscal year 1998, the Company conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan was developed which focused on the Company's information systems and third-party relationships.

With respect to its own information systems, the Company adopted a five-phase Year 2000 program consisting of: Phase I - identification of the Company's systems that may be vulnerable to Year 2000 problems; Phase II - assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components; Phase IV - testing of systems and components following remediation; and Phase V - developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed all phases of this program.

With respect to its third-party relationships, the Company reviewed its list of large suppliers, vendors and service suppliers and is contacting them to assess their state of Year 2000 readiness. This process is near completion and the Company has commenced contingency planning to address the most reasonably likely worst case Year 2000 scenarios with respect to its third-party relationships, including developing alternate third-party relationships, if necessary. Potential sources of risk include the inability of printers to print posters, catalogs and postcards for distribution by the Company and the inability of college newspapers to accept print advertisements from the Company on behalf of the Company's clients. In addition, there is the potential risk that the Company will not be able to broadcast events to its network of theaters on college campuses.

The results to date indicate that, based on the diversity of the Company's suppliers and the availability of other suppliers, the Year 2000 issue should not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The

Company's costs incurred to date associated with the Year 2000 issue are not material. The Company estimates that the costs to complete its five phase program, excluding any costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant, will also not be material. The Company has or can obtain alternate suppliers in printing, distribution and satellite broadcasting if, by chance, the Company's normal supplier cannot provide goods and or services due to Year 2000 difficulties.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)   Exhibits. See below.

      (b) On June 24, 1999, the Company filed a report on Form 8-K in connection with the acquisitions of Trent Graphics and HelloXpress.

Item 13(a) Exhibits

3.1         Certificate of Incorporation (incorporated by reference to Exhibit
            3.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on march 6, 1996).

3.2 Certificate of Amendement of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.3 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998, filed May 27, 1998).

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

10.8 Asset Purchase Agreement dated September 13, 1996 among American Passage Media Corporation, Gilbert Scherer, the Company and American Passage Media, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K, filed on September 28, 1996).

10.9 Option Agreement between the Company and American Passage Media corporation (incorporated by reference to Exhibit 5 to the Company's Form 8-K, filed on September 28, 1996).

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

10.14 Registration Rights Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small company Growth Portfolio of warburg, Pincus Institution Fund, Inc., and the Company (incorporated by reference to Exhibit 10.33 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.15 Stock Purchase Agreement dated December 23, 1997 between the Company and Dirrom Investments, Inc. (incorporated by reference to Exhibit
            10.15 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

10.16       Placement Manager Agreement (incorporated by reference to Exhibit
            10.16 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

10.17       Form of Stock Purchase Agreement (incorporated by reference to
            Exhibit 10.17 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

10.18 Loan Agreement dated December 30, 1997 between First Union National Bank, American Passage Media, Inc., Beyond the Wall, Inc. and Campus Voice, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

10.19 Unconditional Guaranty dated December 30, 1997 by the Company and National Campus Media, inc. in favor of First Union National Bank (incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

10.20 Merger Agreement dated June 9, 1999 among the Company, Trent Acquisition Co., Inc., Trent Graphics, Inc. and Charles Sirolly, Thomas Sirolly, Daniel Sirolly and William Sirolly (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed June 24,
            1999).

10.21 Asset Purchase Agreement dated June 10, 1999 among the Company, Pik:Nik Media, Inc., HelloXpress USA, Inc., and Dalia Smith and Ron Smith (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed June 24, 1999).

10.22* Option Agreement dated August 3, 1999 among the Company, New CW, Inc., CollegeWeb.com, Inc. and J. Alexander Chriss and Todd M. Ragaza.

10.23* Agreement and Plan of Merger dated August 3 1999 among the Company, New CW, Inc., CollegeWeb.com, Inc. and J. Alexander Chriss and Todd
            M. Ragaza.

10.24 Operating Agreement of Common Places, LLC (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 1998).

10.25* Agreement and Plan of Merger dated June 28, 1999 among the Company, Common Places, LLC, YouthStream Media Networks, Inc., Nunet, Inc., Nucommon, Inc., Harlan Peltz, Benjamin Bassi, William Townsend and Mark Palmer.

10.26*      Restated Certificate of Incorporation of YouthStream Media Networks,
            Inc.

10.27* Rights Agreement between YouthStream Media Networks, Inc. and the Rights Agent (unsigned and undated).

10.28*      YouthStream Media Networks, Inc. 1999 Stock Incentive Plan.

10.29* Voting Trust Agreement among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan Peltz and the Voting Trustee.

10.30* Stockholders Agreement among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan Peltz individually, Harlan Peltz as voting trustee.

10.31* Employment Agreement between YouthStream Media Networks, Inc. and Benjamin Bassi.

10.32* Employment Agreement between YouthStream Media Networks, Inc. and Harlan Peltz.

21*         Subsidiaries of the Company.

23*         Consent of Ernst & Young LLP.

27*         Financial Data Schedule.

------------
*Filed herewith

                           Network Event Theater, Inc.
                        Consolidated Financial Statements

                                      Index

Report of Independent Auditors.............................................  F-2

Consolidated Financial Statements:

Consolidated Balance Sheet at June 30, 1999................................  F-3

Consolidated Statements of Operations for the years ended
   June 30, 1999 and 1998..................................................  F-4

Consolidated Statements of Cash Flows for the years ended
   June 30, 1999 and 1998..................................................  F-5

Consolidated Statements of Stockholders' Equity for the years ended
   June 30, 1999 and 1998..................................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

                         Report of Independent Auditors

Board of Directors
Network Event Theater, Inc.

We have audited the accompanying consolidated balance sheet of Network Event Theater, Inc. as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Event Theater, Inc. at June 30, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                                  Ernst & Young LLP

New York, New York
August 30, 1999

                           Network Event Theater, Inc.

                           Consolidated Balance Sheet

                                 (In thousands)

                                  June 30, 1999

Assets
Current assets:
   Cash and cash equivalents                                             $  7,046
   Accounts receivable, net of allowance for doubtful accounts of $158      2,653
   Inventories                                                                852
   Prepaid expenses                                                           691
   Deposits and other current assets                                          263
                                                                         --------
Total current assets                                                       11,505

Property and equipment, net                                                 4,360
Deferred financing costs, net of accumulated amortization of $174             724
Intangible assets, net of accumulated amortization of $1,370               13,663
                                                                         --------
Total assets                                                             $ 30,252
                                                                         ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                      $  1,442
   Accrued employee compensation                                              561
   Other accrued expenses                                                   1,048
   Deferred revenues                                                          521
   Current portion of long-term debt                                          857
                                                                         --------
Total current liabilities                                                   4,429

Long-term debt                                                              6,589

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000 shares authorized,
     no shares issued and outstanding                                          --
   Common stock, $.01 par value, 32,000 shares authorized,
       14,897 shares issued and outstanding                                   149
   Additional paid-in capital                                              47,043
   Accumulated deficit                                                    (27,958)
                                                                         --------
Total stockholders' equity                                                 19,234
                                                                         ========
Total liabilities and stockholders' equity                               $ 30,252
                                                                         ========

                 See notes to consolidated financial statements

                           Network Event Theater, Inc.

                      Consolidated Statements of Operations

                    (In thousands, except per share amounts)

                                                                Year ended June 30,
                                                                  1999        1998
                                                               --------------------
Net revenues                                                   $ 13,266    $ 11,188
Operating expenses:
   Selling, general and administrative expenses                  14,005      12,953
   Corporate expenses                                             4,510       3,088
   Depreciation and amortization                                  2,186       1,779
   Impairment loss on equipment                                     825          --
                                                               --------------------
Total operating expenses                                         21,526      17,820
                                                               --------------------

Loss from operations                                             (8,260)     (6,632)

Equity loss in investment                                           (51)         --
Interest income                                                     425         156
Interest expense                                                 (1,119)       (564)
                                                               --------------------
Loss before provision for income taxes                           (9,005)     (7,040)
Provision for income taxes                                          185         191
                                                               --------------------
Net loss                                                       $ (9,190)   $ (7,231)
                                                               ====================

Net loss per basic and diluted common share                    $  (0.72)   $  (0.69)
                                                               ====================

Weighted average basic and diluted common shares outstanding     12,800      10,508
                                                               ====================

                 See notes to consolidated financial statements

                           Network Event Theater, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                         Year Ended June 30
                                                                          1999        1998
                                                                       --------------------
Cash flows from operating activities
Net loss                                                               $ (9,190)   $ (7,231)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Provision for bad debts                                                 21          64
     Depreciation and amortization                                        2,186       1,779
     Impairment loss on equipment                                           825          85
     Amortization of deferred financing costs                               174          --
     Amortization of original issue discount on Subordinated Notes           38          --
     Issuance of options for consulting services                             --          53
     Changes in assets and liabilities:
       Increase in accounts receivable                                   (1,096)       (164)
       (Increase) decrease in prepaid expenses                             (298)         45
       Increase in inventory                                                (56)         --
       Increase in deposits and other current assets                        (33)        (61)
       (Decrease) increase in accounts payable                             (265)        372
       Increase in accrued employee compensation                              2         199
       Increase in other accrued expenses                                   276          38
       (Decrease) increase in deferred revenues                            (168)        388
                                                                       --------------------
Net cash used in operating activities                                    (7,584)     (4,433)

Cash flows from investing activities
Capital expenditures                                                     (1,697)     (1,682)
Proceeds from sale of equipment                                              --          64
Notes receivable                                                             --          33
Payment for business acquisitions, net of cash acquired                  (3,782)       (532)
Additions to deferred financing costs                                      (314)         --
                                                                       --------------------
Net cash used in investing activities                                    (5,793)     (2,117)

Cash flows from financing activities
Net proceeds from sale of common stock and exercise of warrants and
   options                                                               15,358       4,581
Net proceeds from issuance of warrants in connection with long-term
   debt                                                                     188          --
Proceeds from long-term debt, net of original issue discount of $188      4,812       5,125
Repayment of long-term debt                                              (2,206)     (5,070)
                                                                       --------------------
Net cash provided by financing activities                                18,152       4,636

Net increase (decrease) in cash and cash equivalents                      4,775      (1,914)
Cash and cash equivalents at beginning of year                            2,271       4,185
                                                                       --------------------
Cash and cash equivalents at end of year                               $  7,046    $  2,271
                                                                       ====================

Supplemental cash flow information
Cash paid for interest                                                 $    871    $    538
                                                                       ====================
Cash paid for income taxes                                             $    148    $    143
                                                                       ====================

Noncash Financing Activities:
Issuance of warrants in connection with long-term debt                 $    552    $     --
                                                                       ====================
Issuance of common stock in connection with acquisition of
   Beyond the Wall                                                     $     33    $     --
                                                                       ====================
Issuance of common stock in connection with debt repayment             $     --    $  2,144
                                                                       ====================
Issuance of common stock in connection with acquisition of
   Trent and HelloXpress                                               $  3,750    $     --
                                                                       ====================

                 See notes to consolidated financial statements

                           Network Event Theater, Inc.

                 Consolidated Statements of Stockholders' Equity

                                 (In thousands)

                                                                  Common Stock           Additional
                                                            -----------------------       Paid-in       Accumulated
                                                               Shares        Amount       Capital         Deficit       Total
                                                            -------------------------------------------------------------------
Balance at June 30, 1997                                        9,861      $     99      $ 20,421       $(11,537)      $  8,983
Issuance of common stock for debt                                 413             4         2,140             --          2,144
Issuance of common stock                                        1,061            10         4,511             --          4,521
Issuance of common stock upon exercise of warrants                 12            --            60             --             60
Issuance of options for consulting services                        --            --           105             --            105
Adjustment to common stock issued for
      acquisition of Beyond the Wall                               --            --           (39)            --            (39)
Net loss                                                           --            --            --         (7,231)        (7,231)
                                                            -------------------------------------------------------------------
Balances at June 30, 1998                                      11,347           113        27,198        (18,768)         8,543
Issuance of warrants in connection with long-term debt             --            --           740             --            740
Issuance of common stock upon exercise of warrants              3,063            31        14,988             --         15,019
Issuance of common stock upon exercise of stock options           221             2           337             --            339
Issuance of common stock in connection with acquisition
   of Beyond the Wall                                               7            --            33             --             33
Issuance of common stock in connection with acquisition
   of Trent                                                       242             3         3,497             --          3,500
Issuance of common stock in connection with acquisition
   of HelloXpress                                                  17            --           250             --            250
Net loss                                                           --            --            --         (9,190)        (9,190)
                                                            -------------------------------------------------------------------
Balances at June 30, 1999                                      14,897      $    149      $ 47,043       $(27,958)      $ 19,234
                                                            ===================================================================

                 See notes to consolidated financial statements

1. Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Network Event Theater, Inc. ("NET"), which does business under the name of YouthStream Media Networks, and its wholly-owned subsidiaries Network Event Theater Development, Inc., American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall"), Pik:Nik Media, Inc. ("Pik:Nik") and Trent Graphics, Inc. ("Trent"), (collectively, the "Company"). In June 1999, Network Event Theater Development, Inc. and Pik:Nik were merged into NET.

The Company is an integrated media and marketing services company, which targets the young adult market, with a specific focus on the 18 to 24 year-old college and university segment of that market. The Company owns and operates a proprietary national network of theaters on college campuses (the "Network") that delivers entertainment and educational events via satellite for display through high resolution video projectors on movie theater-sized screens. Additionally, the Company owns and operates collegiate media and marketing service businesses which complement and enhance the reach of its Network. The Company operates in one industry segment, which provides media and marketing services to advertisers who want to reach young adults.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany items and transactions have been eliminated.

Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are generally considered to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist primarily of posters and related products.

Deferred Financing Costs

Deferred financing costs are being amortized over the term of the related debt.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. These lives are estimated to be five years for Network theater equipment; six years for location-based media equipment, and three to five years for furniture and office equipment. Leasehold improvements are amortized on the straight-line basis over the shorter of the term of the related lease or the lives of the related improvements. Expenditures for maintenance and repairs are charged to operations as incurred.

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During 1999, events and circumstances indicated that certain Network theater equipment and location-based media equipment were impaired. As such, the Company wrote down the value of such assets by approximately $825,000 to their fair value. Fair value was based on estimated future undiscounted cash flows to be generated by the aforementioned assets.

Intangible Assets

Intangible assets represent acquisition costs in excess of the fair value of businesses acquired and a covenant not-to-compete which are amortized on the straight-line basis principally over 5 to 15 years. The agreements, pursuant to which the Company acquired certain companies, include provisions that would require the Company to issue additional shares of common stock, if the acquired company meets certain goals. The value of any such shares issued, as of the date issued, will be added to the goodwill related to such acquisition and amortized over the remainder of such goodwill's useful life.

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

Advertising and Promotion Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended June 30, 1999 and 1998 was approximately $459,000 and $529,000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are provided for differences between the carrying amounts of the Company's assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Loss Per Share

The Company calculates net loss per share as required by SFAS No. 128, "Earnings per Share". Basic earnings per share excludes any dilution for common stock equivalents and is computed on the basis of net loss divided by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted earnings per share does not consider such dilution if its effect would be antidilutive.

Stock-Based Compensation

The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense only if the fair value of the underlying common stock exceeds the exercise price of the stock option on the date of grant. The Company believes the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123 (see Note 9).

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company's revenue is principally derived from the sale of advertising space, the placement of advertising in various media and the provision of media services to advertisers, sponsors and entertainment companies. The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts.

Recent Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the effective date of which has been deferred for all fiscal quarters of fiscal years beginning after June 15, 2000 by FASB No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. This statement is not expected to have a significant impact on the Company's financial position or results of operations.

3. Acquisitions

On The House

In May 1998, the Company, through its Pik:Nik subsidiary, acquired substantially all of the assets of On The House Postads, Inc., an entity that produces, markets and distributes free postcards containing advertising images in the Chicago area. The Company paid $142,500 in cash and agreed to pay an additional $71,250 in cash and issue $71,250 worth of the Company's common stock in July 1999, subject to certain conditions, which conditions were subsequently not met. The aggregate purchase price of $200,000, including acquisition costs, was recorded as excess of cost over net assets acquired.

Trent

In June, 1999, the Company acquired Trent Graphics, Inc. ("Trent") pursuant to a Merger Agreement (the "Merger Agreement"). Trent sells posters and other products at sales events at junior and four-year colleges, high schools, at retail stores and other locations and over the Internet. The purchase price consisted of $3.5 million in cash and 242,003 shares of the Company's common stock valued at $3.5 million, or $14.46 per share, the then current market price. In addition, if Trent's EBITDA (as defined in the Merger Agreement) for the two years ending June 30, 2001 exceeds certain targets, the Company will pay to the former Trent stockholders up to an additional $600,000 in cash and additional shares of the Company's common stock valued at $600,000. The aggregate purchase price of $7,045,000, including acquisition costs, was recorded as excess of cost over net assets acquired.

HelloXpress

In June 1999, the Company through its Pik:Nik subsidiary acquired certain assets and liabilities of HelloXpress USA, Inc. ("HelloXpress"), an entity that produces, markets and distributes free postcards containing advertising images in the Washington DC, Philadelphia, Boston, Baltimore and Atlanta areas. The purchase price consisted of $300,000 in cash, 17,242 shares of the Company's common stock valued at $250,000, or $14.50 per share, the then current market price, and the foregiveness of amounts due to the Company of $125,000. In addition, former stockholders of HelloXpress may receive an additional $50,000 in cash and shares of the Company's common stock valued at $200,000 in September 2000, subject to certain conditions contained in the purchase agreement. The aggregate purchase price of $691,000, including acquisition costs, was recorded as excess of cost over net assets acquired and a portion was allocated to a covenant not-to-compete.

The aforementioned acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price of each of the acquisitions has been allocated to the assets acquired and the liabilities assumed based on their fair values at the respective date of each acquisition. Included in intangible assets is the excess of cost over the assets acquired and liabilities assumed. The results of operations of the businesses acquired are included in the Company's consolidated results of operations from the respective dates of acquisition.

The following unaudited pro forma information is presented as if the Company had completed the acquisitions as of July 1, 1998 and 1997, respectively:

                                                                     Year ended June 30
                                                                    1999           1998
                                                               ----------------------------
      Net revenue                                              $ 20,739,000    $ 18,153,000
      Net loss                                                   (9,429,000)     (7,698,000)
      Net loss per basic and diluted common share                      (.72)           (.71)
      Weighted average common shares outstanding - basic and
         diluted                                                 13,046,000      10,767,000

The pro forma information above is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the respective periods.

4. Long-Term Debt

Long-term debt as of June 30, 1999 consists of the following (in thousands):

      Note Payable to Bank (A)                                                  $2,406
      Subordinated Notes - Private Placement (B)                                 5,000
      Other                                                                        190
                                                                                ------
                                                                                 7,596
      Less unamortized original issue discount attributed to subordinated
      Notes                                                                        150
                                                                                ------
                                                                                 7,446
      Less current portion                                                         857
                                                                                ======
                                                                                $6,589
                                                                                ======

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

The Borrowers also entered into an interest rate exchange agreement converting $3.0 million of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at June 30, 1999 was $2,056,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2000. The Company's estimated credit exposure related to the interest rate agreement, as of June 30, 1999, is approximately $20,000. The notional amount of the derivative does not represent the amount exchanged by the parties, and is not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivative, which relate to interest rates. The fair value of the interest rate agreement at June 30, 1999 was approximately $2,076,000, determined on the basis of valuation pricing models which take into account current market and contractual prices, giving effect to the time value and yield curve underlying the position.

In conjunction with this loan, the bank has also made available to the Borrowers a revolving line of credit with a maximum principal amount of $1.0 million. All amounts borrowed under this facility must be repaid by July 30, 1999. The revolving line of credit facility bears interest at the rate of the bank's prime rate plus 25 basis points and interest is due monthly. Borrowing under the revolving line of credit are secured by the Borrower's eligible accounts receivable (as defined) and is also guaranteed by NET. As of June 30, 1999, the Borrowers have not borrowed any amounts under this facility. The line of credit expired in July 1999.

(B) In July 1998, the Company issued Subordinated Notes to accredited investors in the aggregate amount of $5,000,000 less an original issue discount of $188,000. These notes bear interest at 11% per annum and are due in July 2003. In connection with the issuance of the Subordinated Notes, the Company issued 375,000 warrants to the accredited investors for $188,000 and 150,000 warrants to the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company's common stock for $4.125, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal, the 525,000 warrants have been valued at $740,000. The value of the warrants and closing costs of $314,000 have been recorded as deferred financing costs and are being amortized over the term of the Subordinated Notes. The original issue discount of $188,000 is also being amortized over the term of the related debt.

At June 30, 1999, the aggregate amounts of long-term debt, net of amortized original issue discount, due during the next five years are as follows (in thousands):

      Year ending June 30:
        2000                                                            $   857
        2001                                                                667
        2002                                                                667
        2003                                                                405
        2004                                                              5,000
                                                                        -------
                                                                        $ 7,596
                                                                        =======

5. Property and Equipment

Property and equipment consists of the following (in thousands):

      Network theater equipment                                         $ 3,524
      Location-based media equipment                                      2,715
      Furniture and office equipment                                      1,751
      Leasehold improvements                                                130
                                                                        -------
                                                                          8,120
      Less accumulated amortization and depreciation                     (3,760)
                                                                        -------
                                                                        $ 4,360
                                                                        =======

6. Income Taxes

At June 30, 1999, the Company had a net operating loss carry forward for income tax purposes of approximately $23,400,000 that expires from 2013 through 2019. For financial reporting purposes, a valuation allowance of $9,224,000 has been recognized to offset the deferred tax asset principally related to this carry forward. The net operating loss carry forward at June 30, 1996, of approximately $1,104,000, is subject to annual limitations brought about by the Company's change of its tax year end. The valuation allownace increased by approximately $3,590,000 for the year ended June 30, 1999.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 1999 are as follows:

      Deferred tax assets:
        Net operating loss carryforwards                            $ 9,347,000
        Other                                                          (123,000)
                                                                    -----------
      Total Deferred tax assets                                       9,224,000
      Valuation allowance                                             9,224,000
                                                                    -----------
      Net deferred tax asset                                        $        --
                                                                    ===========

No federal tax provision has been provided for the years ended June 30, 1999 and 1998 due to the significant losses incurred to date. A current state tax provision has been provided for the years ended June 30, 1999 and 1998 in the amount of $185,000 and $191,000 respectively. These taxes are primarily based on net revenues and net assets.

7. Stockholders' Equity

The Company issued 2,645,000 warrants at the time of its initial public offering in April 1996. The warrants entitled the registered holder to purchase one share of the Company's common stock for $5.00, subject to adjustment in certain circumstances, at any time until April 2, 2001. In December 1997, the Company issued 12,000 shares of common stock upon exercise of warrants at $5.00 per share or $60,000. In January 1999, the remaining 2,633,000 warrants were exercised resulting in net proceeds to the Company of approximately $13,200,000.

In connection with the initial public offering, the Company also issued 230,000 warrants to the underwriter. Each warrant entitled the holder to purchase one share of the Company's common stock for $8.25 and an additional warrant for $.165 each. Each additional warrant entitled the holder to purchase one share of the Company's common stock for $8.25. All warrants expire in April 2002. Beginning in January through June 30, 1999, 211,041 warrants and 184,339 additional warrants were exercised resulting in net proceeds to the Company of approximately $1,850,000. Approximately 173,000 of these warrants were exercised in cashless transactions.

In June 1997, the Company sold an aggregate of 1,015,873 shares of its common stock and realized net proceeds of $3.8 million. The Company is obligated to register these shares as soon as practicable. In connection with this issuance, the Company issued 150,000 warrants to an investment bank. Such warrants have an exercise price of $4.50 and expire in December 2000. In January and February 1999, the Company issued 112,562 shares of its common stock in exchange for these warrants in cashless transactions.

In December 1997, the Company issued 412,397 shares of common stock in exchange for cancellation of certain of its long-term debt issued in connection with the acquisition of Campus Voice, net of fees and accrued interest, in the amount of $2,144,000.

In December 1997, the Company granted, to a public relations firm, 100,000 options to purchase shares of common stock at an exercise price of $5.00 per share. The fair value of such options was determined to be $105,000, which is being amortized over the term of the public relations agreement. Amortization expense for the years ended June 30, 1999 and 1998 was $52,000 and $53,000, respectively. In January 1999, the Company issued 74,193 shares of its common stock in exchange for these options in a cashless transaction. As a result of reaching certain milestones in the price of its common stock in December 1998, the Company granted an additional 300,000 options to purchase shares of the Company's common stock at an exercise price of $5.00 per share to the same public relations firm. All options vest over one year from date of grant and expire four years from date of grant.

In January and February 1998, the Company sold 1,055,600 shares of its common stock in a private placement transaction and realized net proceeds of approximately $4,500,000. In addition, the Company issued 5,560 shares of common stock, as a commission, in connection with the issuance of a portion of the common stock issued in February 1998.

Securities for issuance of common stock excluded from diluted earnings per share due to their antidilutive effect are as follows:

                                                         1999             1998
                                                      ---------        ---------
Stock options                                         1,549,000        1,128,560
Common stock purchase warrants                          590,000        3,243,000

8. Related Party Transactions

Programming Services Agreement

In 1995, the Company entered into a consulting agreement with an entity owned by Freddie Fields and Jerome Hellman ("F&H") pursuant to which Messrs. Fields and Hellman served as Chairman and President, respectively, of the Company's programming division. In May 1997, the Company entered into a revised agreement which relieved Messrs. Fields and Hellman of their obligation to devote a substantial portion of their business time to the Company, but provided that each would continue to be available to perform consulting services for the Company and that Mr. Fields, at his election, would continue to serve as a director of the Company. This agreement expired in December 1997. F&H is entitled to receive royalties of 10% of the pre-tax income of the Company until December 1999. Under the terms of the agreement, no such royalties were due in fiscal 1999 or 1998.

F&H received an annual fee for its services. For the year ended June 30, 1998 such fees totaled $275,000. There were no such fees for the year ended June 30, 1999.

Additionally, F&H received an annual fee for overhead (primarily relating to the Company's office in Los Angeles, California) paid in equal monthly installments during 1998. The annual overhead fee for the year ended June 30, 1998 of $138,000 was fully expensed. There were no such fees for the year ended June 30, 1999. The Company believes that these overhead fees are comparable to terms which could have been obtained from an unrelated third party.

In December 1995, the Company also granted F&H an option to purchase 552,560 shares of common stock at an exercise price of $1.58 per share which expires in December 2005 if not exercised prior to that date. During the year ended June 30, 1999, 92,000 options were exercised.

9. Stock Option Plans

In 1996, the Company adopted a Stock Option Plan (the "1996 Plan") in order to grant employees providing services to the Company incentive stock options. The 1996 Plan allows for the granting of options to purchase up to 400,000 shares of the Company's stock. In December 1997, the Company adopted another Stock Option Plan (the "1997 Plan") in order to grant employees providing services to the Company incentive stock options. The 1997 Plan allows for the granting of options to purchase up to 450,000 shares of the Company's common stock. The exercise price of the options granted pursuant to the 1996 Plan and the 1997 Plan (collectively, the "Option Plans") were at fair market value on the date of grant. Options generally vest over 3 years.

The following table summarizes the Option Plans' transactions for the years ended June 30, 1999 and 1998:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                            Shares       Price
                                                           -------------------

Options outstanding at June 30, 1997                        300,000     $ 3.73
Options granted                                             260,000       4.85
Options canceled                                            (31,000)      5.00
                                                           -------------------
Options outstanding at June 30, 1998                        529,000       4.39
Options granted                                             370,200      11.44
Options canceled                                            (55,833)      6.10
Options exercised                                           (55,000)      3.53
                                                           -------------------
Options outstanding at June30, 1999                         788,367     $ 7.64
                                                           ===================

Options exercisable at June 30, 1999                        349,665
                                                           ========
Options exercisable at June 30, 1998                        233,333
                                                           ========
Options available for future grant at June 30, 1999           6,633
                                                           ========

Information regarding the options outstanding under the Option Plans at June 30, 1999 is as follows:

                      Number of
                       Options
 Exercise Price        Currently    Weighted-Average  Weighted-Average      Number       Weighted-Average
     Range            Outstanding   Exercise Price    Contractual Life    Exercisable    Exercise Price
---------------------------------------------------------------------------------------------------------
    $3.00-$4.38         302,000          $4.00            7.4 years         273,333           $4.06
    $4.69-$5.00         175,667          $4.77            8.4 years          76,332           $4.81
  $11.50-$13.06         310,700         $12.80            9.8 years              --           $  --
                     ----------                                           ---------
                        788,367                                             349,665
                     ==========                                           =========

Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for June 30, 1999 and 1998:

                                                                   June 30
                   Assumption                                 1999        1998
--------------------------------------------------------------------------------

Risk-free interest rate                                        5.08%       5.57%
Dividend yield                                                    0%          0%
Volatility factor of the expected market price
   of the Company's common stock                              1.090        .709
Average life                                                3 years     3 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Had compensation cost for the Company's Plans been determined based upon the fair value at the grant date for awards under the Plans consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased by approximately $321,000, or $.03 per share and $317,000, or $.03 per share for the years ended June 30, 1999 and 1998, respectively.

The weighted average fair value of options granted during the years ended June 30, 1999 and 1998 was $8.06 and $2.41, respectively.

10. Commitments and Contingencies

Leases

The Company has various leases for office space. Rental expense for the years ended June 30, 1999 and 1998 was approximately $669,000 and $771,000, respectively.

The minimum annual rental commitments under noncancellable operating leases are as follows (in thousands):

      Year ending June 30:
         2000                                                       $   664
         2001                                                           381
         2002                                                           254
         2003                                                            78
         2004                                                            46
                                                                    -------
                                                                    $ 1,423
                                                                    =======

Litigation

In the normal course of business, the Company is subject to certain claims and litigation, including unasserted claims. The Company is of the opinion that, based on information presently available, such legal matters will not have a material adverse effect on the financial position, results of the operations or cash flows of the Company.

11. 401(k) Plan

During 1997, the Company established a 401(k) Plan (the "Plan") for the benefit of all eligible employees. Eligible participants under this Plan are defined as all full-time employees with one year of service. All eligible participants may elect to contribute a portion of their compensation to the Plan subject to Internal Revenue Service limitations. The Company may make discretionary matching contributions to the Plan, subject to Board of Directors approval. In 1999 and 1998, the amount of this matching expense was approximately $41,000 and $30,000, respectively.

12. Investment

In November 1998, the Company acquired 5,000,000 common units in Common Places, LLC ("Common Places") in exchange for providing media and marketing services having an aggregate value of $15,000,000 over a four year period commencing upon the initial public launch campaign promoting Common Place's business, but not later than August 31, 1999. Common Places was formed to develop and market an Internet hub to college students. Twenty-five percent of the common units initially acquired by the Company, or 1,250,000 common units, are not subject to vesting and no additional performance of services by the Company is necessary with respect to these units. The remaining seventy-five percent, or 3,750,000 common units, vests over a four year period based on the value of media and marketing services the Company actually provides.

The Company did not assign a value to the initial 1,250,000 common units that vested immediately because of the start-up nature of Common Place's Business and the related uncertainty surrounding it. It is the Company's intention to record an investment proportionate to the cost of media and marketing services provided on an on-going basis related to its $15,000,000, four year commitment. This investment in Common Places is accounted for using the equity method, under which the Company's share of earnings or losses of Common Places is reflected in income as earned and dividends are credited against the investment when received.

For the year ended June 30, 1999, the Company provided $51,000 in media and marketing services to Common Places. The Company's share of Common Place's losses for the year ended June 30, 1999 was approximately $2,300,000. The Company has limited the recognition of such losses in its statement of operations to $51,000 because it is not required to fund Common Place's losses or to make additional capital contributions.

On June 28, 1999, the Company entered into a definitive merger agreement, subject to stockholder approval, to merge the Company and Common Places into a newly formed holding company that will be called YouthStream Media Networks, Inc. ("YouthStream"). Under the terms of that agreement, YouthStream will exchange each of its shares for each of the Company's shares and 0.89 of its shares for each common unit of Common Places. Common Places unitholders, excluding the Company, will receive approximately 4.8 million shares of YouthStream's common stock. Based on the June 28, 1999 price of the Company's common stock, the excess of cost over fair value of net assets acquired is estimated to be approximately $70 million.

13. Subsequent Events

In August 1999, the Company sold 1,219,521 shares of its common stock for $25.0 million in a private placement. The Company incurred approximately $1,500,000 of fees and related expenses in this transaction.

In August 1999, the Company acquired CollegeWeb.com, Inc. ("CollegeWeb") pursuant to a merger agreement among the Company, a wholly-owned subsidiary of the Company and CollegeWeb. CollegeWeb owns and maintains a Web site aimed at college students which, among other things, permits students to communicate with other students using video cameras attached to their computers. The purchase price consisted of 108,971 shares of the Company's common stock, valued at $2.5 million, or approximately $22.94 per share, the then current market price.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          NETWORK EVENT THEATER, INC.

                               By:              /s/ HARLAN D. PELTZ
                                  ----------------------------------------------
                                                 Harlan D. Peltz
                               Chief Executive Officer and Chairman of the Board

Date: September 27, 1999

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                     Date
          ---------                        -----                     ----


    /s/ HARLAN D. PELTZ         Chief Executive Officer and   September 27, 1999
-----------------------------     Chairman of the Board
      Harlan D. Peltz             (Principal Executive
                                  Officer)


      /s/ DON LEEDS             President and Director        September 27, 1999
-----------------------------
        Don Leeds


    /s/ BRUCE L. RESNIK         Executive Vice President,     September 27, 1999
-----------------------------     Chief Financial Officer
      Bruce L. Resnik             and Secretary
                                  (Principal Financial
                                  Officer and Principal
                                  Accounting Officer)


     /s/ HOWARD KLEIN           Director                      September 27, 1999
-----------------------------
        Howard Klein


     /s/ METIN NEGRIN           Director                      September 27, 1999
-----------------------------
        Metin Negrin


    /s/ GEORGE LINDEMANN        Director                      September 27, 1999
-----------------------------
      George Lindemann