Form 10KSB/A
period 1999-06-30
NETWORK EVENT THEATER INC
filed 1999-10-27
CIK 1005500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                  FORM 10-KSB/A

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


                                 Yes X No _____

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 16, 1999: $276,276,664.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of September 16, 1999: 16,987,421 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one):

                                  Yes ____ No X



                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                           NETWORK EVENT THEATER, INC.
                  AMENDMENT TO THE ANNUAL REPORT ON FORM 10-KSB
       ------------------------------------------------------------------



                                TABLE OF CONTENTS
                               -------------------
Item No.                                                                   Page

Part III

          9.  Directors,  Executive  Officers,  Promoters  and
              Control  Persons;  Compliance With Section 16(a)
              of the Exchange Act.............................................4

         10.  Executive Compensation..........................................7

         11.  Security Ownership of Certain Beneficial
              Owners and Management...........................................9

         12.  Certain Relationships and Related Transactions..................10

Signatures ...................................................................14

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of Network Event Theater, Inc. (the "Company") are as follows:

         Name                    Age      Position

         Harlan D. Peltz         34     Chairman of the Board and Chief
                                         Executive Officer

         Don Leeds               48     President and Director

         Bruce L. Resnik         53     Executive Vice President, Chief
                                         Financial Officer and Secretary

         Metin Negrin            33     Director

         George Lindemann        63     Director

         Howard Klein            42     Director

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

Board and Committee Meetings

     During the fiscal year ended June 30, 1999, the Board of Directors held 6 meetings and acted by unanimous written consent several times. Each member of the Board attended at least 75% of the meetings of the Board and meetings of any committees of the Board on which he served that were held during the time he served.

     The Audit Committee of the Board of Directors, which consists of a majority of independent directors, makes recommendations concerning the engagement of the Company's independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees of the independent public accountants, reviews the adequacy of the Company's internal accounting controls, and reviews all related party transactions on an ongoing basis for potential conflict of interest situations. The members of the Audit Committee are George Lindemann and Metin Negrin. The Audit Committee did not hold any meetings in the fiscal year ended June 30, 1999.

     The Stock Option Committee is made up of a majority of directors who, to the extent legally required, qualify as "outside directors" under Section 162(m) of the Internal Revenue Code of 1986, as amended, and as "non-employee directors" under Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Stock Option Committee administers the Company's two stock based stock option plans. The members of the Stock Option Committee are Metin Negrin and Howard Klein. The Stock Option Committee did not meet in the fiscal year ended June 30, 1999 but acted several times by written consent.

     The Board of Directors does not have a Nominating Committee or a Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the reports and representations furnished to the Company during the last fiscal year, the Company believes that each of the persons required to file reports under Section 16(a) of the Exchange Act was in compliance with all applicable filing requirements with respect to the Company's most recent fiscal year.

ITEM 10.   EXECUTIVE COMPENSATION

     The following table sets forth certain information for each of the Company's three fiscal years ended June 30, 1997, 1998 and 1999 with respect to compensation paid to Harlan D. Peltz, the Company's Chief Executive Officer, Don Leeds, the Company's President, Bruce L. Resnik, the Company's Executive Vice President and Chief Financial Officer, and Lawrence Kieves, the Company's former President. No other executive officer received compensation in any of those fiscal years that exceeded $100,000.



                           SUMMARY COMPENSATION TABLE

                                     Annual
                                  Compensation

                                                                Securities       All Other
                                 Fiscal                         Underlying     Compensation
 Name and Principal Position      Year   Salary($)  Bonus ($)     Options            ($)
----------------------------     ------  ---------  ---------   -----------    -------------

Harlan D. Peltz..................1999     150,000  180,000           --               --
  Chief Executive Officer        1998     112,500   50,000(a)        --             162(b)
                                 1997     112,500   40,000(a)        --               --

Don Leeds........................1999     225,000  180,000           --               --
  President                      1998     200,000   40,000(a)        --           1,722(b)
                                 1997     197,000   30,000(a)        --          50,000(c)

Lawrence Kieves..................1999          --      --            --               --
  Former President               1998          --      --            --               --
                                 1997      56,250      --            --               --

Bruce L. Resnik..................1999     210,000  180,000           --           5,482(b)
  Executive Vice President       1998     175,000   50,000(a)     100,000         7,371(b)
  Chief Financial Officer        1997     129,230   25,000(a)      50,000             --


-----------------------

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

Stock Options

     During the fiscal year ended June 30, 1999, the Company granted Mr. Resnik an option under the Company's 1997 Employee Stock Option Plan to purchase, at a price of $11.50 per share, up to 40,000 shares of Common Stock on and after March 24, 1999, vesting ratably over three years.

     None of the executive officers of the Company named in the Summary Compensation Table exercised any options during the fiscal year ended June 30, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Common Stock as of September 16, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's executive officers and directors and (iii) all executive officers and directors of the Company as a group.

                                                                          Percentage of
                                                 Amount and Nature of     Outstanding
 Name and Address of Beneficial Owner(1)      Beneficial Ownership(2)       Shares

Harlan D. Peltz...............................     2,402,798(3)             14.14
George Lindemann..............................       630,757(4)              3.7
    c/o Cellular Dynamics, Inc.
    767 Fifth Avenue
    New York, New York 10153
Don Leeds.....................................       447,703(5)              2.6
Metin Negrin..................................        70,535                  *
Bruce L. Resnik...............................        93,323(6)               *
Howard Klein..................................       128,500(7)               *
All executive officers and
directors as a group (6 individuals)..........     3,773,626                22.2
Warburg, Pincus Counsellors, Inc..............     2,241,062                13.1
    466 Lexington Avenue
    New York, New York 10017


------------------------


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

(5) Includes 376,000 shares issuable upon exercise of options granted under the Company's 1996 Employee Stock Option Plan and by Harlan D. Peltz.

(6) Includes 83,333 shares issuable upon exercise of options granted under the Company's 1996 and 1997 Employee Stock Option Plans.

(7) Includes 122,500 shares Mr. Klein owns jointly with his wife and 6,000 shares held in a retirement plan with his partners.

     Harlan D. Peltz may be deemed a "promoter" of the Company, as such term is defined in the Securities Act of 1933, as amended.

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

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

     Effective January 1995, the Company entered into a consulting agreement with The Fields & Hellman Company ("F&H"), a corporation owned by Freddie Fields, a former director of the Company, and Jerome Hellman. In December 1995, the Company and F&H amended and restated the consulting agreement entitling F&H to receive, among other things, annual consulting fees of $450,000, $550,000 and $275,000 in 1996, 1997 and 1998, respectively, annual overhead expense reimbursements (primarily relating to the Company's office in Los Angeles, California) of $262,500, $275,625 and $137,813 in 1996, 1997 and 1998,
respectively, and 10% of the Company's pre-tax income through 1999. The Company also granted F&H an option to purchase 552,560 shares of Common Stock at an exercise price of $1.58 per share, which option was assigned 50% to each of Jerome Hellman, personally, and a family trust of which Freddie Fields is a trustee. For the year ended December 31, 1995, the Company paid consulting fees of $300,000 and overhead expenses of $250,000 under such agreement.

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

Common Places

     On June 28, 1999, the Company, its partially-owned subsidiary, CommonPlaces, LLC ("CommonPlaces"), YouthStream Media Networks, Inc., a newly-formed Delaware corporation ("YouthStream"), Nunet, Inc. and Nucommon, Inc., wholly-owned subsidiaries of YouthStream, Mr. Peltz, Benjamin Bassi, chairman and chief executive officer of CommonPlaces, William Townsend, a senior executive of CommonPlaces, and Mark Palmer, a senior executive of CommonPlaces, entered into an agreement and plan of merger (the "Merger Agreement") to merge the Company and CommonPlaces into the subsidiaries of YouthStream, which will be the holding company in the proposed corporate restructuring of the Company. If the mergers are completed, stockholders of the Company and common unitholders of CommonPlaces (other than the Company) will become stockholders of YouthStream. A special meeting of stockholders of the Company will be held to consider and vote upon a proposal to approve the transaction.

     In the mergers, the holders of the Company's common stock will receive one share of YouthStream common stock for each share of the Company they hold, and holders of CommonPlaces common units will receive 0.89 shares of YouthStream common stock for each common unit of CommonPlaces they hold. The Merger Agreement provides that each outstanding option or warrant to purchase shares of the Company's common stock issued pursuant to the Company's 1996 and 1997 stock option plans or otherwise and each outstanding option to purchase CommonPlaces common units issued pursuant to CommonPlaces' 1999 unit option plan will be assumed by YouthStream and will be deemed to constitute an option or warrant to acquire, on the same terms and conditions that were applicable to the Company's stock option or CommonPlaces' common unit option, the same number of shares of YouthStream common stock as the holder of the option or warrant would have been entitled to receive.

     The Merger Agreement provides that it may be terminated and the mergers may be abandoned before the effective time of the mergers in certain circumstances, including if the mergers have not been completed, without fault of the terminating party, on or before February 29, 2000.

     At the effective time of the mergers, Messrs. Bassi, Townsend and Palmer, Mr. Peltz, individually and as voting trustee, and YouthStream will enter into a stockholders agreement, under which they will agree, for a period of three years, to vote all their shares of common stock of YouthStream in favor of the election, as director, of Mr. Bassi and a nominee of Mr. Bassi and Mr. Peltz and nominees of Mr. Peltz so that, subject to the vote of YouthStream's stockholders, Mr. Peltz and his nominees will constitute at least a majority of YouthStream's board of directors. Messrs. Bassi, Townsend, Palmer and Peltz also will agree to limit transfers of their shares in YouthStream.

     At the effective time of the mergers, YouthStream, Messrs. Bassi, Townsend and Palmer and Mr. Peltz, as voting trustee, will enter into a voting trust agreement, under which Messrs. Bassi, Townsend and Palmer will transfer to Mr. Peltz, as voting trustee, 50% of their shares of common stock of YouthStream, which the voting trustee may vote during the term of the agreement. The voting trust agreement will terminate upon the earliest of (i) a merger, consolidation or combination of YouthStream with another business, if, as a result of that transaction, Mr. Peltz does not hold the position of chairman of the board, president, chief executive officer or chief operating officer of the combined entity; (ii) the date Mr. Peltz ceases to own of record or beneficially at least 10% of the number of shares of common stock of YouthStream he owns on the date of the voting trust agreement; (iii) the death of Mr. Peltz; or (iv) Mr. Peltz ceasing to serve as chairman of the board, president, chief executive officer or chief operating officer of YouthStream.

     At the effective time of the mergers, Mr. Bassi and Mr. Peltz will enter into employment agreements with YouthStream. Mr. Bassi's employment agreement will provide that Mr. Bassi will serve as president of YouthStream and CommonPlaces for a term of three years, unless sooner terminated in accordance with the employment agreement, and he will report directly to Mr. Peltz. Mr. Peltz's employment agreement will provide that Mr. Peltz will serve as chairman of the board and chief executive officer of YouthStream for a term of three years, unless sooner terminated in accordance with the employment agreement. Mr. Bassi and Mr. Peltz will each receive a salary of $250,000 a year, which may be increased through a raise or bonus of up to $40,000 following the end of each fiscal year at the discretion of YouthStream's board of directors, based upon performance.

     At the effective time of the mergers, YouthStream will have a stock incentive plan, under which 2,500,000 shares of common stock of YouthStream will be reserved for issuance in connection with grants of various types of options and other stock-based awards, including the options that are converted under the Merger Agreement.

     At the effective time of the mergers, Messrs. Townsend and Palmer will agree to vesting provisions with respect to shares of common stock of YouthStream they receive in the mergers that will insure that substantially similar vesting rights, including those related to termination of employment and the change of control of YouthStream, apply to the shares of YouthStream as applied to the common units they held in CommonPlaces, except that a portion of their shares in YouthStream will vest earlier than their common units in CommonPlaces.

     Provisions of YouthStream's certificate of incorporation and bylaws may make it difficult for a third-party to acquire, or may discourage acquisition bids for, YouthStream and could limit the price that certain investors might be willing to pay in the future for shares of common stock of YouthStream. For example, YouthStream's certificate of incorporation eliminates the ability of stockholders to act by written consent and its bylaws further provide that special meetings of stockholders may be called only by the board of directors, the chairman of the board of directors or the president. The certificate of incorporation imposes super-majority voting requirements in connection with the amendment of any bylaw, including those provisions relating to the classified board of directors and the inability of stockholders to act by written consent in lieu of a meeting. In addition, the board of directors of YouthStream will have the authority to issue, at any time, without stockholder approval, up to 5,000,000 shares of preferred stock and to determine the price, rights, privileges, and preferences of those shares, which may be senior to the rights of holders of the common stock. The issuance of a new class of preferred stock could adversely affect the holders of common stock and could dissuade a potential acquiror from acquiring outstanding shares of common stock at a price that represents a premium to the then current trading price.

     Finally, at the effective time of the mergers, YouthStream is expected to adopt a stockholder rights plan to protect stockholders against unsolicited attempts to acquire control of the new holding company. The plan provides that each outstanding share of common stock will have one right to purchase one-tenth of a share of common stock attached to it; upon an acquiror's procurement of 15% or more of YouthStream's common stock, each right will entitle the holder to purchase a number of shares of common stock of the acquiror having a market value of twice the purchase price of each right. The rights plan could have the effect of dissuading a potential acquiror from acquiring outstanding shares of YouthSteam common stock at a price that represents a premium to the then current trading price.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                              NETWORK EVENT THEATER, INC.

                                              By:  /s/ Harlan D. Peltz
                                                 ------------------------
                                                  Harlan D. Peltz
                                                  Chief Executive Officer and
                                                  Chairman of the Board


Date: October 27, 1999