Form 10QSB
period 1999-09-30
NETWORK EVENT THEATER INC
filed 1999-11-08
CIK 1005500

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Yes  /X/    No / /

At November 3, 1999 there were 17,339,446 shares of Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  / /    No /X/

================================================================================

                           Network Event Theater, Inc.
                                   Form 10-QSB
                                      Index

                                                                           Page
PART I--FINANCIAL INFORMATION                                             Number
                                                                          ------
Item 1  Financial Statements

        Consolidated balance sheets - September 30, 1999
           (unaudited) and June 30, 1999.....................................  1

        Consolidated statements of operations - three months
           ended September 30, 1999 and 1998 (unaudited).....................  2

        Consolidated statements of cash flows - three months ended
           September 30, 1999 and 1998 (unaudited)...........................  3

        Consolidated statement of stockholders' equity - three
           months ended September 30, 1999 (unaudited).......................  4

        Notes to consolidated financial statements...........................  5

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................  8

PART II--OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.....................................  10

Signatures..................................................................  11

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           Network Event Theater, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                          September 30,     June 30,
                                                                               1999           1999
                                                                          -------------     --------
                                                                           (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                $ 28,335       $  7,046
    Accounts receivable, net of allowance for doubtful accounts of
        $142 and $158 at September 30, 1999 and June 30, 1999,
        respectively                                                            4,247          2,653
    Inventories                                                                   415            852
    Prepaid expenses                                                            1,078            691
    Deposits and other current assets                                             713            263
                                                                             --------       --------
Total current assets                                                           34,788         11,505

Property and equipment, net of accumulated depreciation of $4,268 and $3,760 at September 30, 1999 and June 30, 1999,
    respectively                                                                5,802          4,360
Deferred financing costs, net of accumulated amortization of $219
    and $174 at September 30, 1999 and June 30, 1999, respectively                679            724
Intangible assets, net of accumulated amortization of $1,779
    and $1,370 at September 30, 1999 and June 30, 1999, respectively           15,925         13,663
                                                                             --------       --------

Total assets                                                                 $ 57,194       $ 30,252
                                                                             ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $  1,896       $  1,442
    Accrued employee compensation                                                 698            561
    Other accrued expenses                                                      1,542          1,048
    Deferred revenues                                                             207            521
    Current portion of long-term debt                                             857            857
                                                                             --------       --------
Total current liabilities                                                       5,200          4,429

Long-term debt                                                                  6,431          6,589

Commitments and contingencies                                                      --             --

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000 shares authorized, no shares
        issued and outstanding                                                     --             --
    Common stock, $.01 par value, 32,000 shares authorized, 16,987 shares and 14,897 shares issued and outstanding at
        September 30, 1999 and June 30, 1999, respectively                        170            149
    Additional paid-in capital                                                 73,760         47,043

    Accumulated deficit                                                       (28,367)       (27,958)
                                                                             --------       --------
Total stockholders' equity                                                     45,563         19,234
                                                                             --------       --------
Total liabilities and stockholders' equity                                   $ 57,194       $ 30,252
                                                                             ========       ========

                 See notes to consolidated financial statements

                           Network Event Theater, Inc.
                      Consolidated Statements of Operations
                     (In thousands, except per share amount)
                                   (Unaudited)

                                                          Three months ended
                                                             September 30,
                                                       -------------------------
                                                         1999            1998
                                                       --------        --------

Net Revenues                                           $ 10,361        $  3,425
Operating Expenses:
     Cost of goods sold                                   1,386              --
     Selling, general and administrative                  6,882           3,356
     Corporate expenses                                     873             774
     Depreciation and amortization                          917             484
                                                       --------        --------
Total operating expenses                                 10,058           4,614
                                                       --------        --------
Income (loss) from operations                               303          (1,189)

Equity loss in investment                                  (792)             --
Interest income                                             227              58
Other income                                                150              --
Interest expense                                           (249)           (294)
                                                       --------        --------
Loss before provision for income taxes                     (361)         (1,425)
Provision for income taxes                                   48              37
                                                       --------        --------
Net loss                                               $   (409)       $ (1,462)
                                                       ========        ========

Net loss per basic and diluted common share            $  (0.03)       $  (0.13)
                                                       ========        ========

Weighted average basic and diluted common
              shares outstanding                         15,929          11,347
                                                       ========        ========

                 See notes to consolidated financial statements

                           Network Event Theater, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three months ended
                                                                                        September 30,
                                                                                   -----------------------
                                                                                     1999           1998
                                                                                     ----           ----
Cash Flows From Operating Activities
Net loss                                                                           $   (409)      $ (1,462)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Provision for bad debts                                                             (16)            11
    Depreciation and amortization                                                       917            484
    Amortization of deferred financing costs                                             45             53
    Amortization of original issue discount on Subordinated Notes                         9              9
    Changes in assets and liabilities:
       Increase in accounts receivable                                               (1,578)        (2,576)
       Decrease in inventory                                                            437             --
       Increase in prepaid expenses                                                    (387)          (998)
       Increase in deposits and other current assets                                   (450)           (84)
       Increase in accounts payable                                                     454            309
       Increase (decrease) in accrued employee compensation                             137            (78)
       Increase in other accrued expenses                                               494          1,775
       Decrease in deferred revenues                                                   (314)          (460)
                                                                                   --------       --------
Net cash used in operating activities                                                  (661)        (3,017)

Cash Flows From Investing Activities
  Capital expenditures                                                               (1,950)          (341)
  Payment for business acquisitions (net of cash acquired)                             (142)            --
                                                                                   --------       --------
Net cash used in investing activities                                                (2,092)          (341)

Cash Flows From Financing Activities
  Net proceeds from sale of common stock and exercise of warrants and options        24,209             --
  Net proceeds from issuance of warrants in connection with long-term debt               --            188
  Proceeds from long-term debt                                                           --          4,499
  Repayment of long-term debt                                                          (167)          (167)
                                                                                   --------       --------
Net cash provided by financing activities                                            24,042          4,520
                                                                                   --------       --------

Increase in cash and cash equivalents                                                21,289          1,162

Cash and cash equivalents at beginning of period                                      7,046          2,271
                                                                                   --------       --------

Cash and cash equivalents at end of period                                         $ 28,335       $  3,433
                                                                                   ========       ========

Supplemental cash flow information
  Cash paid for interest                                                           $    332       $     99
                                                                                   ========       ========
  Cash paid for income taxes                                                       $     18       $     37
                                                                                   ========       ========

Noncash Financing Activities
  Issuance of warrants in connection with long-term debt                           $     --       $    552
                                                                                   ========       ========
  Issuance of common stock in connection with acquisition of CollegeWeb            $  2,529       $     --
                                                                                   ========       ========

                 See notes to consolidated financial statements

                           Network Event Theater, Inc.
                 Consolidated Statement of Stockholders' Equity
                For the period July 1, 1999 to September 30, 1999
                                 (In thousands)
                                   (Unaudited)

                                                                  Common Stock          Additional
                                                             ----------------------      Paid-in     Accumulated
                                                              Shares        Amount       Capital       Deficit         Total
                                                             --------      --------      --------      --------       --------
Balances at June 30, 1999                                      14,897      $    149      $ 47,043      $(27,958)      $ 19,234
Issuance of common stock, net of issuance costs                 1,220            12        23,464            --         23,476
Issuance of common stock upon exercise of warrants                486             5           291            --            296
Issuance of common stock upon exercise of stock options           276             3           434            --            437
Issuance of common stock in connection with
   acquisition of CollegeWeb                                      108             1         2,528            --          2,529
Net loss                                                           --            --            --          (409)          (409)
                                                             --------      --------      --------      --------       --------
Balances at September 30, 1999                                 16,987      $    170      $ 73,760      $(28,367)      $ 45,563
                                                             ========      ========      ========      ========       ========

                 See notes to consolidated financial statements

                           Network Event Theater, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


1.    Organization and Basis of Presentation


The accompanying consolidated financial statements include the accounts of Network Event Theater, Inc., d/b/a YouthStream Media Networks, ("NET"), and its wholly-owned subsidiaries American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall"), Trent Graphics, Inc. ("Trent") and CollegeWeb.com, Inc. ("CollegeWeb") (collectively, the "Company"). In June 1999, Network Event Theater Development, Inc. and Pik:Nik, Media, Inc. were merged into NET. All significant intercompany transactions have been eliminated.

The Company is an integrated media and marketing services company, which targets the young adult market, with a specific focus in the 18 to 24 year-old college and university segment of that market. The Company owns and operates a proprietary national network of theaters on college campuses (the "Network") that delivers entertainment and educational events via satellite for display through high resolution video projectors on movie theater-sized screens. Additionally, the Company owns and operates collegiate media and marketing service businesses both offline and online which complement and enhance the reach of its Network. The Company operates in one industry segment, which provides media and marketing services to advertisers who want to reach young adults.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Company's Form 10-KSB for the fiscal year ended June 30, 1999.

2.    Acquisitions

In August 1999, the Company acquired CollegeWeb.com, Inc. ("CollegeWeb") pursuant to a merger agreement among the Company, a wholly-owned subsidiary of the Company and CollegeWeb. CollegeWeb owns and maintains a Web site aimed at college students which, among other things, permits students to communicate with other students using video cameras attached to their computers. The purchase price consisted of 108,971 shares of the Company's common stock, valued at $2,529,000, or approximately $23.22 per share, the then current market price. The Company has licensed CollegeWeb's technology to CommonPlaces, LLC (see Note
5).

In June 1999, the Company acquired Trent and certain assets and liabilities of HelloXpress,USA, Inc. The following unaudited pro forma information is presented as if the Company had completed the acquisitions of Trent, HelloXpress,USA, Inc. and CollegeWeb as of July 1, 1999 and 1998 respectively.

                                                                  Three months ended September 30,
                                                                      1999               1998
                                                                  --------------------------------
Net revenue                                                       $ 10,361,000       $  8,462,000
Net loss                                                              (409,000)          (999,000)
Net loss per basic and common share                                       (.03)              (.09)
Weighted average common shares outstanding basic and diluted        15,983,000         11,715,000

The pro forma information above is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the respective periods.

3.    Long-Term Debt

A summary of long-term debt is as follows:

                                                                                September 30,     June 30,
                                                                                    1999            1999
                                                                                 --------------------------
Note Payable to Bank (A)                                                         $2,239,000      $2,406,000
Subordinated notes - private placement (B)                                        5,000,000       5,000,000
Other                                                                               190,000         190,000
                                                                                 ----------      ----------
                                                                                  7,429,000       7,596,000
Less unamortized original discount attributed to subordinated notes                 141,000         150,000
                                                                                 ----------      ----------
                                                                                  7,288,000       7,446,000
Less current portion                                                                857,000         857,000
                                                                                 ----------      ----------
                                                                                 $6,431,000      $6,589,000
                                                                                 ==========      ==========

                           Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 1999
                                   (Unaudited)


3.    Long-Term Debt (continued)

(A) This loan is secured by all of the assets of Campus Voice, Beyond the Wall and American Passage (the "Borrowers") and is guaranteed by NET. This loan is payable in equal monthly installments, commencing in February 1998, over a maximum of six years. Interest is payable monthly at a rate of interest of 275 basis points above LIBOR for U.S. dollar deposits of one month maturity.

The Borrowers are also party to an interest rate exchange agreement originally converting $3.0 million of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at September 30, 1999 was $1,889,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002.

(B) In July 1998, the Company issued Subordinated Notes to accredited investors in the aggregate amount of $5,000,000 less an original discount of $188,000. These notes bear interest at 11% per annum and are due in July 2003. In connection with the issuance of the Subordinated Notes, the Company issued 375,000 warrants to the accredited investors for $188,000 and 150,000 warrants to the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company's common stock for $4.125, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal, the 525,000 warrants were valued at $740,000. The value of the warrants and closing costs of $314,000 have been recorded as deferred financing costs and are being amortized over the term of the Subordinated Notes. The original issue discount of $188,000 is also being amortized over the term of the related debt.

4.    Stockholders' Equity

In August 1999, the Company sold 1,219,521 shares of its common stock for $25.0 million in a private placement. In conjunction with the private placement, the Company issued to the placement agent a warrant to purchase 36,585 shares of the Company's common stock at $23.50 per share, the then current market price. The Company incurred approximately $1,500,000 of fees and related expenses in this transaction.

In connection with the Company's initial public offering in April 1996, the Company issued 230,000 warrants to the underwriter. Each warrant entitled the holder to purchase one share of the Company's stock for $8.25 and an additional warrant for $.165. Each additional warrant entitled the holder to purchase one share of the Company's common stock for $8.25. All warrants expire in April 2002. For the period July 1 through September 30, 1999 17,749 warrants and 42,749 additional warrants were exercised resulting in net proceeds to the Company of $296,000. Approximately 25,000 of the additional warrants were exercised in cashless transactions.

In August 1999, options were exercised resulting in the issuance of 276,280 shares of common stock resulting in net proceeds of approximately $437,000.

5.    Investment

In November 1998, the Company acquired 5,000,000 common units in Common Places, LLC ("Common Places") in exchange for providing media and marketing services having an aggregate value of $15,000,000 over a four year period commencing upon the initial public launch campaign promoting Common Places business, but not later than August 31, 1999. Common Places was formed to develop and market an Internet hub to college students, this hub being a self-evolving, personalized community with academic tools, campus-based content and integrated advertising, e-commerce and lifestyle services. It also is intended to provide services, including application and scholarship information and alumni features that appeal to pre-college and post-college audiences. Twenty-five percent of the common units initially acquired by the Company, or 1,250,000 common units, are not subject to vesting and no additional performance of services by the Company is necessary with respect to these units. The remaining seventy-five percent, or 3,750,000 common units, vests over a four year period based on the value of media and marketing services the Company actually provides.

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

                           Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 1999
                                   (Unaudited)

5.    Investment (continued)

For the three months ended September 30, 1999 the Company provided approximately $792,000 in media and marketing to Common Places. The Company's share of Common Places losses for the three months ended September 30, 1999 and the year ended June 30, 1999 were approximately $2,000,000 and $2,300,000, respectively. The Company has limited the recognition of such losses in its statement of operations to $792,000 because it is not required to fund Common Place's losses or to make additional capital contributions.

On June 28, 1999, the Company entered into a definitive merger agreement, subject to stockholder approval, to merge the Company and Common Places into a newly formed holding company that will be called YouthStream Media Networks, Inc. ("YouthStream"). Under the terms of the agreement, YouthStream will exchange each of its shares for each of the Company's shares and 0.89 of its shares for each common unit of Common Places. Common Places unitholders, excluding the Company, will receive approximately 4.8 million shares of YouthStream's common stock. Based on the June 28, 1999 price of the Company's common stock, the excess of cost over fair value of net assets acquired is estimated to be approximately $70 million. The Company anticipates to consummate this transaction in the second or third quarter of fiscal 2000.

6.    Subsequent Event

In October 1999, the Company acquired Invino Corporation ("Invino") pursuant to a merger agreement among the Company, a wholly-owned subsidiary of the Company and Invino. Invino is the developer of an instant messaging application for the college market, which features the ability to drag and drop text, audio, video and other types of files into instant messages, and to conduct instant messaging with groups of people simultaneously. The purchase price was payable in shares of the Company's common stock deemed to have a value of $9 million, comprised of 167,358 shares issued at the closing, valued at $4,000,000 based on the 30 day weighted average share price prior to the closing date, and the balance to be issued in quarterly installments over three years based on the 30 day average share price prior to the quarterly date of issuance.

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

The following financial analysis compares the three months ended September 30, 1999 (unaudited) to the three months ended September 30, 1998 (unaudited).

Results of Operations

For the three months ended September 30, 1999, net revenues were $10,361,000 as compared to $3,425,000 for the three months ended September 30, 1998. The increase of $6,936,000 was primarily due to the acquisition of Trent, which accounted for $5,111,000 of the increase. Additionally, contributed media revenues for Common Places accounted for $792,000 of the increase. The remaining $1,033,000 was primarily due to increased sales at other subsidiaries as a result of an increase in sales staff.

For the three months ended September 30, 1999, cost of goods sold was $1,386,000, all related to Trent's operations.

For the three months ended September 30, 1999, selling, general and administrative expenses were $6,882,000 as compared to $3,356,000 for the three months ended September 30, 1998. The increase of $3,526,000 is primarily due to the acquisition of Trent, which accounted for $2,538,000 of the increase. The remaining increase of $988,000 was due to increased level of sales and administrative staff in 1999 to support the increase in net revenues.

For the three months ended September 30, 1999, corporate expenses were $873,000 as compared to $774,000 for the three months ended September 30, 1998. The increase of $99,000 is primarily due to increased corporate personnel and related overhead expenses required to support the Company's growth.

For the three months ended September 30, 1999, depreciation expenses were $917,000 as compared to $484,000 for the three months ended September 30, 1998. The increase of $433,000 was primarily due to the purchase of $1,992,000 of additional property and an increase in intangible assets.

For the three months ended September 30, 1999, total operating expenses were $10,058,000 as compared to $4,614,000 for the three months ended September 30, 1998. The increase of $5,444,000 is primarily due to the acquisition of Trent, increased personnel and depreciation relating to additional equipment purchases.

For the three months ended September 30, 1999, equity loss in investment was $792,000 representing the Company's minority interest share of the loss in Common Places, LLC. Recognition of such loss was limited to the Company's investment in Common Places, LLC.

For the three months ended September 30, 1999, interest income was $227,000 as compared to $58,000 for the three months ended September 30, 1998. The increase of $169,000 was due to interest income earned on increased cash balances resulting from the sale of common stock.

For the three months ended September 30, 1999, other income was $150,000 representing licensing fees relating to CollegeWeb due from Common Places, LLC.

For the three months ended September 30, 1999, interest expense was $249,000 as compared to $294,000 for the three months ended September 30, 1998. The decrease of $45,000 primarily related to the reduction in long-term debt.

For the three months ended September 30 1999, net loss was $409,000 as compared to $1,462,000 for the three months ended September 30, 1998. The decrease of $1,053,000 was due to increased revenues and other income that were offset by cost of goods sold, selling, general and administrative expenses, and corporate expense.

Liquidity and Capital Resources

In July 1999, the Company realized net proceeds of approximately $296,000 from the exercise of underwriter's warrants. In August 1999, the Company realized net proceeds of approximately $23.5 million from the sale of 1,219,521 shares of the Company's common stock. In August 1999, the Company realized net proceeds of approximately $437,000 from the exercise of options.

The Company used approximately $661,000 in its operating activities in the first three months of fiscal year 2000 as compared to $3.0 million in the first three months of fiscal year 1999. The decrease of approximately $2.4 million represents the decrease in net loss, accounts receivable and other assets and the increase in short-term liabilities offset by the increase in depreciation and amortization. Cash used in investing activities in the first three months of fiscal year 2000 of approximately $2.1 million is composed primarily of capital expenditures. Cash provided by financing activities in the first three months of fiscal year 2000 of approximately $24.0 million is attributable to the sale of common stock in a private placement and proceeds from the exercise of warrants and options.

The Company's primary capital requirements with respect to its operations have been to fund corporate overhead and the operation of its Network of campus theaters and postcard distribution. In the event that the Company's plans and assumptions with respect to its Network change or prove to be inaccurate, if its assumptions with respect to American Passage, Campus Voice, Beyond the Wall and Trent being able to fund their operations and to make debt service payments out of their own cash flow in the future prove to be inaccurate, or if the working capital or capital expenditure requirements of American Passage, Campus Voice, Beyond the Wall or Trent prove to be greater than anticipated, the Company could be required to seek additional financing.

As of September 30, 1999, the Company had approximately $28.3 million in cash and cash equivalents. The Company believes that such amounts will be sufficient to fund working capital, including debt service and interest requirements for the next fiscal year.

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

The results to date indicate that based on the diversity of the Company's suppliers and the availability of other suppliers, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition, results of operations or cash flows. The Company's costs incurred to date associated with the Year 2000 issue are not material. The Company estimates that the costs to complete its five phase program, excluding any costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant, will also not be material. The Company has or can obtain alternate suppliers in printing, distribution and satellite broadcasting if, by chance, the Company's normal supplier cannot provide goods and or services due to Year 2000 difficulties.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      27.1  Financial Data Schedule.

      (b) Reports on Form 8-K.

      The Company filed a report on form 8-K/A on August 23, 1999 amending the report on form 8-K filed on June 24, 1999, which filings disclosed the acquisition by the Company of Trent Graphics, Inc.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 1999

                                                NETWORK EVENT THEATER, INC.


                                                BY: /s/ HARLAN D. PELTZ
                                                -------------------------
                                                      HARLAN D. PELTZ
                                                   Chairman of the Board
                                                 and Chief Executive Officer



                                                BY: /s/ BRUCE L. RESNIK
                                                -------------------------
                                                       BRUCE L. RESNIK
                                                    Executive Vice President
                                                   Chief Financial Officer and
                                                    Chief Accounting Officer