Form 10QSB
period 1999-12-31
NETWORK EVENT THEATER INC
filed 2000-02-14
CIK 1005500

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-27556


                           NETWORK EVENT THEATER, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                  Delaware                              13-3864111
       -------------------------------               -------------------
       (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation of Organization)               Identification No.)



     529 Fifth Avenue, New York, New York                  10017
   ----------------------------------------              ----------
   (Address of Principal Executive Offices)              (Zip Code)


                                 (212) 622-7300
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No
   ---       ---

At February 4, 2000 there were 22,017,712 shares of Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):

Yes        No X
   ---       ---

================================================================================

                           Network Event Theater, Inc.
                                   Form 10-QSB
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I--FINANCIAL INFORMATION

Item 1 Financial Statements

       Consolidated balance sheets - December 31, 1999
          (unaudited) and June 30, 1999....................................  1

       Consolidated statements of operations - three months and six ended December 31, 1999 and 1998 (unaudited).....................  2

       Consolidated statements of cash flows - six months ended
          December 31, 1999 and 1998 (unaudited)...........................  3

       Consolidated statement of stockholders' equity - six
          months ended December 31, 1999 (unaudited).......................  4

       Notes to consolidated financial statements..........................  5

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................  8

PART II--OTHER INFORMATION

Item 2 Changes in securities and use of proceeds...........................  11

Item 6 Exhibits and Reports on Form 8-K....................................  11

Signatures.................................................................  12

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           Network Event Theater, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                             December 31,     June 30,
                                                                                 1999           1999
                                                                             -----------      --------
                                                                             (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                $  51,277       $  7,046
     Accounts receivable, net of allowance for doubtful accounts of $216
        and $158 at December 31, 1999 and June 30, 1999, respectively             5,957          2,653
     Due from affiliate                                                           4,043             --
     Inventories                                                                    615            852
     Prepaid expenses                                                               651            691
     Deposits and other current assets                                              889            263
                                                                              ---------       --------
Total current assets                                                             63,432         11,505

Property and equipment, net of accumulated depreciation of $4,818
     and $3,760 at December 31, 1999 and June 30, 1999, respectively              6,565          4,360
Deferred financing costs, net of accumulated amortization of $265
     and $174 at December 31, 1999 and June 30, 1999, respectively                  633            724
Intangible assets, net of accumulated amortization of $2,911
     and $1,370 at December 31, 1999 and June 30, 1999, respectively             24,714         13,663
                                                                              ---------       --------
Total assets                                                                  $  95,344       $ 30,252
                                                                              =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $   2,590       $  1,442
     Accrued employee compensation                                                  490            561
     Other accrued expenses                                                       1,206          1,048
     Deferred revenues                                                               80            521
     Current portion of deferred purchase price                                   2,000             --
     Current portion of long-term debt                                              854            857
                                                                              ---------       --------
Total current liabilities                                                         7,220          4,429

Long-term debt                                                                    6,274          6,589
Deferred purchase price                                                           2,500             --

Commitments and contingencies                                                        --             --

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000 shares authorized, no shares
        issued and outstanding                                                       --             --
     Common stock, $.01 par value, 32,000 shares authorized, 19,153 shares and 14,897 shares issued and outstanding at December
        31, 1999 and June 30, 1999, respectively                                    192            149
     Additional paid-in capital                                                 109,669         47,043
     Accumulated deficit                                                        (30,511)       (27,958)
                                                                              ---------       --------
Total stockholders' equity                                                       79,350         19,234
                                                                              ---------       --------
Total liabilities and stockholders' equity                                    $  95,344       $ 30,252
                                                                              =========       ========

                 See notes to consolidated financial statements

                           Network Event Theater, Inc.
                      Consolidated Statements of Operations
                     (In thousands, except per share amount)
                                   (Unaudited)


                                                  Three months ended           Six months ended
                                                     December 31,                December 31,
                                                ----------------------      ----------------------
                                                  1999          1998          1999          1998
                                                --------      --------      --------      --------
Net Revenues                                    $  6,601      $  3,385      $ 16,962      $  6,810
Operating Expenses:
     Cost of goods sold                              136            --         1,522            --
     Selling, general and administrative           5,616         3,553        12,498         6,909
     Corporate expenses                            1,015         1,484         1,888         2,258
     Depreciation and amortization                 1,682           496         2,599           980
                                                --------      --------      --------      --------
Total operating expenses                           8,449         5,533        18,507        10,147
                                                --------      --------      --------      --------
Loss from operations                              (1,848)       (2,148)       (1,545)       (3,337)

Equity loss in investment                         (1,248)           --        (2,040)           --
Interest income                                      345            69           572           127
Other income                                         891            --         1,041            --
Interest expense                                    (240)         (290)         (489)         (584)
                                                --------      --------      --------      --------
Loss before provision for income taxes            (2,100)       (2,369)       (2,461)       (3,794)
Provision for income taxes                            44            56            92            93
                                                --------      --------      --------      --------
Net loss                                        $ (2,144)     $ (2,425)     $ (2,553)     $ (3,887)
                                                ========      ========      ========      ========
Net loss per basic and diluted common share     $  (0.12)     $  (0.21)     $  (0.15)     $  (0.34)
                                                ========      ========      ========      ========
Weighted average basic and diluted common
   shares outstanding                             17,584        11,367        16,757        11,419
                                                ========      ========      ========      ========

                 See notes to consolidated financial statements

                           Network Event Theater, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              Six months ended
                                                                                December 31,
                                                                           ---------------------
                                                                             1999          1998
                                                                           --------      -------
Cash Flows From Operating Activities
Net loss                                                                   $ (2,553)     $(3,887)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
     Provision for bad debts                                                     58           16
     Depreciation and amortization                                             2599          971
     Amortization of deferred financing costs                                    91          113
     Amortization of original issue discount on Subordinated Notes               18            9
     Changes in assets and liabilities:
       Increase in accounts receivable                                       (3,362)      (1,655)
       Increase in due from affiliate                                        (4,043)          --
       Decrease in inventory                                                    237           --
       Decrease (increase) in prepaid expenses                                   40         (129)
       Increase in deposits and other current assets                           (626)         (82)
       Increase (decrease) in accounts payable                                1,148         (193)
       (Decrease) increase in accrued employee compensation                     (71)         105
       Increase in other accrued expenses                                       158          386
       (Decrease) increase in deferred revenues                                (441)         101
                                                                           --------      -------
Net cash used in operating activities                                        (6,747)      (4,245)

Cash Flows From Investing Activities
   Capital expenditures                                                      (3,263)        (744)
   Payment for business acquisitions (net of cash acquired)                    (457)          --
                                                                           --------      -------
Net cash used in investing activities                                        (3,720)        (744)

Cash Flows From Financing Activities
   Net proceeds from sale of common stock and exercise of warrants and
      options                                                                55,034        1,442
   Net proceeds from issuance of warrants in connection with long-term
      debt                                                                       --          188
   Proceeds from long-term debt                                                  --        4,502
   Repayment of long-term debt                                                 (336)        (334)
                                                                           --------      -------
Net cash provided by financing activities                                    54,698        5,798
                                                                           --------      -------
Increase in cash and cash equivalents                                        44,231          809

Cash and cash equivalents at beginning of period                              7,046        2,271
                                                                           --------      -------

Cash and cash equivalents at end of period                                 $ 51,277      $ 3,080
                                                                           ========      =======
Supplemental cash flow information
   Cash paid for interest                                                  $    383      $   476
                                                                           ========      =======
   Cash paid for income taxes                                              $     89      $    66
                                                                           ========      =======

Noncash Financing Activities
   Issuance of warrants in connection with long-term debt                  $     --      $   552
                                                                           ========      =======
   Issuance of common stock in connection with acquisition of
   CollegeWeb                                                              $  2,529      $    --
                                                                           ========      =======
   Issuance of common stock in connection with acquisition of Invino       $  4,044      $    --
                                                                           ========      =======
   Deferred purchase price in connection with acquisition of Invino        $  4,500      $    --
                                                                           ========      =======

                 See notes to consolidated financial statements

                           Network Event Theater, Inc.
                 Consolidated Statement of Stockholders' Equity
              For the period from July 1, 1999 to December 31, 1999
                                 (In thousands)
                                   (Unaudited)


                                                                 Common Stock         Additional
                                                             --------------------      Paid-in      Accumulated
                                                             Shares         Amount     Capital        Deficit         Total
                                                             ------         ------    ----------    -----------      -------
Balances at June 30, 1999                                    14,897          $149      $ 47,043      $(27,958)       $19,234
Issuance of common stock, net of issuance costs               2,477            25        52,968             -         52,993
Issuance of common stock upon exercise of warrants              736             7           289             -            296
Issuance of common stock upon exercise of stock options         747             8         1,737             -          1,745
Issuance of common stock in connection with
   acquisition of CollegeWeb                                    109             1         2,528             -          2,529
Issuance of common stock in connection with
   acquisition of Invino                                        187             2         4,042             -          4,044
Additional stock options issued in connection
  with acquisition of American Passage                            -             -         1,062             -          1,062
Net loss                                                          -             -             -        (2,553)        (2,553)
                                                             ------         -----      --------      --------        -------
Balances at December 31, 1999                                19,153         $ 192      $109,669      $(30,511)       $79,350
                                                             ======         =====      ========      ========        =======



                 See notes to consolidated financial statements

                           Network Event Theater, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999
                                   (Unaudited)


1.  Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Network Event Theater, Inc., d/b/a YouthStream Media Networks ("NET"), and its wholly-owned subsidiaries, American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall"), Trent Graphics, Inc. ("Trent"), CollegeWeb.com, Inc. ("CollegeWeb") and Invino Corporation ("Invino") (collectively, the "Company"). In June 1999, Network Event Theater Development, Inc. and Pik:Nik, Media, Inc. were merged into NET. All significant intercompany transactions have been eliminated.

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

2. Acquisitions

In October 1999, the Company acquired Invino pursuant to a merger agreement among the Company, a wholly-owned subsidiary of the Company and Invino. Invino is the developer of an instant messaging application for the college market, which features the ability to drag and drop text, audio, video and other types of files into instant messages, and to conduct instant messaging with groups of people simultaneously. The purchase price aggregating $9,000,000 is payable in the Company's common stock, of which $3,486,000 (167,358 shares) was paid at closing, based on the 30 day average share price prior to the quarterly payment date. In December 1999, the Company issued an additional 19,301 shares valued at approximately $558,000 in connection with the first quarterly installment. The aggregate purchase price was recorded in October 1999 and the deferred purchase price included in the accompanying balance sheet represents the unpaid portion. Any differences between the use of the 30 day and 2 day average trading prices will be accounted for as an adjustment to the purchase price. For accounting purposes, the value of the shares issued and to be issued has been and will be determined on the 2 day average trading price prior to the date of issuance. The Company has licensed Invino's technology to Common Places, LLC (see Note 5). For the period October through December 1999, the Company recognized approximately $666,000 in license fee income and Common Places, LLC recognized approximately $666,000 in license fee expense.

In August 1999, the Company acquired CollegeWeb.com, Inc. ("CollegeWeb") pursuant to a merger agreement among the Company, a wholly-owned subsidiary of the Company and CollegeWeb. CollegeWeb owns and maintains a Web site aimed at college students which, among other things, permits students to communicate with other students using video cameras attached to their computers. The purchase price consisted of 108,971 shares of the Company's common stock, valued at $2,529,000, or approximately $23.22 per share, the then current market price. The Company has licensed CollegeWeb's technology to CommonPlaces, LLC (see Note
5). For the period August through December 1999, the Company recognized approximately $225,000 in license fee income and Common Places, LLC recognized approximately $225,000 in license fee expense.

In June 1999, the Company acquired Trent and certain assets and liabilities of HelloXpress USA, Inc. The following unaudited pro forma information is presented as if the Company had completed the acquisitions of Trent, HelloXpress,USA, Inc., CollegeWeb and Invino as of July 1, 1999 and 1998 respectively.

                                                   Six months ended December 31,
                                                        1999           1998
                                                    -----------     -----------
     Net revenue                                    $16,962,000    $12,667,000
     Net loss                                        (2,709,000)    (3,985,000)
     Net loss per basic and common share                   (.16)          (.33)
     Weighted average common shares outstanding
       basic and diluted                             17,088,000     12,161,000

The pro forma information above is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the respective periods.

                           Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1999
                                   (Unaudited)
3.  Long-Term Debt

A summary of long-term debt is as follows:

                                                           December 31,       June 30,
                                                               1999             1999
                                                           ------------      ----------

     Note Payable to Bank (A)                               $2,072,000       $2,406,000
     Subordinated notes - private placement (B)              5,000,000        5,000,000
     Other                                                     187,000          190,000
                                                            ----------       ----------
                                                             7,259,000        7,596,000
     Less unamortized original discount attributed
        to subordinated notes                                  131,000          150,000
                                                            ----------       ----------
                                                             7,128,000        7,446,000
     Less current portion                                      854,000          857,000
                                                            ----------       ----------
                                                            $6,274,000       $6,589,000
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

The Borrowers are also party to an interest rate exchange agreement originally converting $3,000,000 of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at December 31, 1999 was $1,778,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002.

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

4. Stockholders' Equity

In August 1999, the Company sold 1,219,521 shares of its common stock for $25,000,000 in a private placement. In conjunction with the private placement, the Company issued to the placement agent a warrant to purchase 36,585 shares of the Company's common stock at $23.50 per share, the then current market price. The Company incurred approximately $1,500,000 of fees and related expenses in this transaction.

In connection with the Company's initial public offering in April 1996, the Company issued 230,000 warrants to the underwriter. Each warrant entitled the holder to purchase one share of the Company's stock for $8.25 and an additional warrant for $.165. Each additional warrant entitled the holder to purchase one share of the Company's common stock for $8.25. All warrants expire in April 2002. For the period July 1 through December 31, 1999 17,749 warrants and 42,749 additional warrants were exercised resulting in net proceeds to the Company of $296,000. Approximately 25,000 of the additional warrants were exercised in cashless transactions.

In connection with the issuance of Subordinated Notes in July 1998, the Company issued 525,000 warrants to accredited investors and the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company's common stock for $4.125. During July and September 1999, the warrants were exercised in a cashless transaction resulting in the issuance of 450,568 shares of the Company's common stock.

In December 1999, the Company issued 249,791 shares of its common stock to a public relations firm upon the cashless exercise of 300,000 warrants issued in December 1997. The warrants, which expire in December 2002, entitled the holder to purchase one share of the Company's common stock for $5.00

                           Network Event Theater, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1999
                                   (Unaudited)

In connection with certain earn out contingencies related to the American Passage acquisition in September 1996, the Company issued 75,000 options which entitled the holder to purchase one share of the Company's common stock for $2.627. The value of such options of $1,062,000 was recorded as additional purchase price. In November 1999, the Company issued 75,000 shares of its common stock in connection with the exercise of such options.

For the six months ending December 31, 1999, options were exercised resulting in the issuance of approximately 747,000 shares of common stock, including the options related to the American Passage earn out, resulting in net proceeds of approximately $1,745,000.

In December 1999, the Company sold 1,257,400 shares of its common stock for $31,435,000 in a private placement. In conjunction with the private placement, the Company issued to the placement agent a warrant to purchase 37,722 shares of the Company's common stock at $25.00 per share, the then current market price. The Company incurred approximately $1,900,000 of fees and related expenses in this transaction.

5. Investment

In November 1998, the Company acquired 5,000,000 common units in Common Places, LLC ("Common Places") in exchange for providing media and marketing services having an aggregate value of $15,000,000 over a four year period commencing upon the initial public launch campaign promoting Common Places' business, but not later than August 31, 1999. Common Places was formed to develop and market an Internet hub to college students, this hub being a self-evolving, personalized community with academic tools, campus-based content and integrated advertising, e-commerce and lifestyle services. It also is intended to provide services, including application and scholarship information and alumni features that appeal to pre-college and post-college audiences. Twenty-five percent of the common units initially acquired by the Company, or 1,250,000 common units, are not subject to vesting and no additional performance of services by the Company is necessary with respect to these units. The remaining seventy-five percent, or 3,750,000 common units, vests over a four year period based on the value of media and marketing services the Company actually provides.

The Company did not assign a value to the initial 1,250,000 common units that vested immediately because of the start-up nature of Common Places' business and the related uncertainty surrounding it. It is the Company's intention to record an investment proportionate to the cost of media and marketing services provided on an on-going basis related to its $15,000,000, four year commitment. This investment in Common Places is accounted for using the equity method, under which the Company's share of earnings or losses of Common Places is reflected in income as earned and dividends are credited against the investment when received.

For the six months ended December 31, 1999 the Company provided approximately $2,040,000 in media and marketing services to Common Places. The Company's share of Common Places' losses for the six months ended December 31, 1999 and the year ended June 30, 1999 were approximately $5,213,000 and $2,300,000, respectively. For the six months ended December 31, 1999, the Company recognized approximately $1,041,000 in license fee income and Common Places, LLC recognized $1,041,000 in license fee expense. The Company has limited the recognition of Common Places' losses in its statement of operations to $2,040,000 for the six months ended December 31, 1999 because it is not required to fund Common Places' losses or to make additional capital contributions.

On June 28, 1999, the Company entered into a definitive merger agreement, subject to stockholder approval, to merge the Company and Common Places into a newly formed holding company that will be called YouthStream Media Networks, Inc. ("YouthStream"). Under the terms of the agreement, YouthStream will exchange each of its shares for each of the Company's shares and 0.89 of its shares for each common unit of Common Places. Common Places unitholders, excluding the Company, will receive approximately 4.8 million shares of YouthStream's common stock. Based on the June 28, 1999 price of the Company's common stock, the excess of cost over fair value of net assets acquired is estimated to be approximately $77 million. The Company anticipates consummating this transaction in the third quarter of fiscal 2000.

6. Subsequent Event

In January 2000, the Company acquired sixdegrees, inc ("sixdegrees") pursuant to a merger agreement among the Company, a wholly-owned subsidiary of the Company and sixdegrees. sixdegrees is the developer of World Wide Web-based tools which enable individuals to build and administer their own personal virtual communities. The purchase price was payable in shares of the Company's common stock deemed to have a value of $123.5 million, comprised of 3.7 million shares of common and convertible preferred stock, of which approximately 80 percent will be restricted for one year.

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

The following financial analysis compares the three months and the six months ended December 31, 1999 (unaudited) to the three months and the six months ended December 31, 1998 (unaudited).

Results of Operations

For the three months ended December 31, 1999, net revenues were $6,601,000 as compared to $3,385,000 for the three months ended December 31, 1998. The increase of $3,216,000 was primarily due to contributed media revenues for Common Places, which accounted for $1,248,000 of the increase. Additionally, the acquisition of Trent accounted for $827,000 of the increase. The remaining $1,141,000 was primarily due to increased sales at other subsidiaries as a result of an increase in sales staff.

For the six months ended December 31, 1999, net revenues were $16,962,000 as compared to $6,810,000 for the six months ended December 31, 1998. The increase of $10,152,000 was primarily due to the acquisition of Trent, which accounted for $5,988,000 of the increase. Additionally, contributed media revenues for Common Places accounted for $2,040,000 of the increase. The remaining $2,124,000 was primarily due to increased sales at other subsidiaries as a result of an increase in sales staff.

For the three months and the six months ended December 31, 1999, cost of goods sold was $136,000 and $1,386,000, respectively, all related to Trent's operations.

For the three months ended December 31, 1999, selling, general and administrative expenses were $5,616,000 as compared to $3,553,000 for the three months ended December 31, 1998. The increase of $2,063,000 is primarily due to the acquisition of Trent, which accounted for $1,042,000 of the increase. The remaining increase of $1,021,000 was due to increased level of sales and administrative staff in 1999 to support the increase in net revenues.

For the six months ended December 31, 1999, selling, general and administrative expenses were $12,498,000 as compared to $6,909,000 for the six months ended December 31, 1998. The increase of $5,589,000 is primarily due to the acquisition of Trent, which accounted for $3,580,000 of the increase. The remaining increase of $2,009,000 was due to increased level of sales and administrative staff in 1999 to support the increase in net revenues.

For the three months ended December 31, 1999, corporate expenses were $1,015,000 as compared to $1,484,000 for the three months ended December 31, 1998. The decrease of $469,000 is primarily due to a decrease of $540,000 in bonus expense offset by $71,000 of increased corporate personnel and related overhead expenses required to support the Company's growth.

For the six months ended December 31, 1999, corporate expenses were $1,888,000 as compared to $2,258,000 for the six months ended December 31, 1998. The decrease of $370,000 is primarily due to a decrease of $540,000 in bonus expense offset by $170,000 of increased corporate personnel and related overhead expenses required to support the Company's growth.

For the three months ended December 31, 1999, depreciation and amortization expenses were $1,682,000 as compared to $496,000 for the three months ended December 31, 1998. The increase of $1,186,000 was primarily due to the additional amortization of goodwill of Trent, HelloXpress, College Web and Invino, which accounted for $1,054,000 of the increase. The remaining increase of $132,000 is related to the purchase of additional property.

For the six months ended December 31, 1999, depreciation and amortization expenses were $2,599,000 as compared to $980,000 for the six months ended December 31, 1998. The increase of $1,619,000 was primarily due to the additional amortization of goodwill of Trent, HelloXpress, College Web and Invino which accounted for $1,259,000 of the increase. The remaining increase of $360,000 is related to the purchase of additional property.

For the three months ended December 31, 1999, total operating expenses were $8,449,000 as compared to $5,533,000 for the three months ended December 31, 1998. The increase of $2,916,000 is primarily due to the acquisition of Trent, increased personnel, depreciation relating to additional equipment purchases and amortization of goodwill related to acquisitions in 1999.

For the six months ended December 31, 1999, total operating expenses were $18,507,000 as compared to $10,147,000 for the six months ended December 31, 1998. The increase of $8,360,000 is primarily due to the acquisition of Trent, increased personnel, depreciation relating to additional equipment purchases and amortization of goodwill related to acquisitions in 1999.

For the three months and six months ended December 31, 1999, equity loss in investment was $1,248,000 and $2,040,000, respectively, representing the Company's minority interest share of the loss in Common Places, LLC. Recognition of such loss was limited to the Company's investment in Common Places, LLC.

For the three months ended December 31, 1999, interest income was $345,000 as compared to $69,000 for the three months ended December 31, 1998. The increase of $276,000 was due to interest income earned on increased cash balances resulting from the sale of common stock.

For the six months ended December 31, 1999, interest income was $572,000 as compared to $127,000 for the six months ended December 31, 1998. The increase of $445,000 was due to interest income earned on increased cash balances resulting from the sale of common stock.

For the three months and six months ended December 31, 1999, other income was $891,000 and $1,041,000, respectively, representing licensing fees relating to CollegeWeb and Invino due from Common Places, LLC.

For the three months ended December 31, 1999, interest expense was $240,000 as compared to $290,000 for the three months ended December 31, 1998. The decrease of $50,000 primarily related to the reduction in long-term debt.

For the six months ended December 31, 1999, interest expense was $489,000 as compared to $584,000 for the six months ended December 31, 1998. The decrease of $95,000 primarily related to the reduction in long-term debt.

For the three months ended December 31, 1999, net loss was $2,144,000 as compared to $2,425,000 for the three months ended December 31, 1998. The decrease of $281,000 was due to increased revenues, other income and a decrease in corporate expenses that were offset by cost of goods sold, selling, general and administrative expenses, and amortization expense.

For the six months ended December 31, 1999, net loss was $2,553,000 as compared to $3,887,000 for the six months ended December 31, 1998. The decrease of $1,334,000 was due to increased revenues, other income and a decrease in corporate expenses that were offset by cost of goods sold, selling, general and administrative expenses, and amortization expense.

Liquidity and Capital Resources

In July 1999, the Company realized net proceeds of approximately $296,000 from the exercise of underwriter's warrants. In August 1999, the Company realized net proceeds of approximately $23,500,000 from the sale of 1,219,521 shares of the Company's common stock. In December 1999, the Company realized net proceeds of approximately $29,500,000 from the sale of 1,257,400 shares of the Company's common stock and approximately $1,700,000 from the exercise of options.

The Company used approximately $6,700,000 in its operating activities in the first six months of fiscal year 2000 as compared to $4,200,000 in the first six months of fiscal year 1999. The increase of approximately $2,500,000 represents the increase in accounts receivable and due from affliate offset by the decrease in net loss, the increase in depreciation and amortization and the increase in short-term liabilities. Cash used in investing activities in the first six months of fiscal year 2000 of approximately $3,700,000 is composed of capital expenditures and acquisition of businesses. Cash provided by financing activities in the first six months of fiscal year 2000 of approximately $55.0 million is attributable to the sale of common stock in private placements and proceeds from the exercise of warrants and options.

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

As of December 31, 1999, the Company had approximately $51.3 million in cash and cash equivalents. The Company believes that such amounts will be sufficient to fund working capital, including debt service and interest requirements for the next fiscal year.

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

Impact of Year 2000

During 1998 and 1999, the Company conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan was developed which focused on the Company's information systems and third-party relationships.

With respect to its own information systems, the Company adopted a five-phase Year 2000 program consisting of: Phase I - identification of the Company's systems that may be vulnerable to Year 2000 problems; Phase II assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components; Phase IV - testing of systems and components following remediation; and Phase V - developing contingency plans to address the most reasonable likely worst case Year 2000 scenarios. The Company has completed all phases of this program.

With respect to its third-party relationships, the Company reviewed its list of large suppliers, vendors and service suppliers and is contacting them to assess their state of Year 2000 readiness. This process is completed and the Company had commenced contingency planning to address the most reasonably likely worst case Year 2000 scenarios with respect to its third party relationships, including developing alternate third party relationships, if necessary. Potential sources of risk included the inability of printers to print posters, catalogs and postcards for distribution by the Company and the inability of college newspapers to accept print advertisements from the Company on behalf of the Company's clients. In addition, there was the potential risk that the Company will not be able to broadcast events to its network of theaters on college campuses.

The Company did not encounter any significant problems upon the rollover to the new millennium.

                                       II

                                OTHER INFORMATION

Item 5. Changes in securities and use of proceeds.

        In December 1999, the Company sold 1,257,400 shares of its common stock for $31,435,000 in a private placement. In conjunction with the private placement, the Company issued to the placement agent a warrant to purchase 37,722 shares of the Company's common stock at $25.00 per share, the then current market price. The Company incurred approximately $1,900,000 of fees and related expenses in this transaction. The sale of such shares was exempt from registration under the Securities Act of 1933 pursuant to section 4(2) of such Act as not involving an offering to the public; the purchasers in the private placement were a limited number of accredited investors. The placement agent was Allen and Company Incorporated.


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

        27.1  Financial Data Schedule.

        (b) Reports on Form 8-K.

        The Company filed a report on form 8-K/A on December 23, 1999 amending the report on form 8-K filed on October 29, 1999, which filings disclosed the acquisition by the Company of Invino Corporation.

        The Company filed a report on form 8-K on January 20, 2000 which disclosed the acquisition of sixdegrees, inc.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2000

                                        NETWORK EVENT THEATER, INC.



                                        BY: /s/ HARLAN D. PELTZ
                                            ------------------------------------
                                                    HARLAN D. PELTZ
                                                  Chairman of the Board
                                               and Chief Executive Officer



                                        BY: /s/ BRUCE L. RESNIK
                                            ------------------------------------
                                                      BRUCE L. RESNIK
                                                 Executive Vice President
                                               Chief Financial Officer and
                                                 Chief Accounting Officer